Form 10-K
period 2002-02-02
GAMESTOP CORP
filed 2002-05-01
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 1-31228

GameStop Corp.

(Exact name of registrant as specified in its Charter)

Delaware	75-2951347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 William D. Tate Avenue, Grapevine, Texas	76051
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (817) 424-2000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on which registered)

Class A Common Stock, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $384,886,728 based upon the closing market price of $18.50 per share of Class A Common Stock on the New York Stock Exchange as of April 11, 2002.

      Number of shares of $.001 par value Class A Common Stock outstanding as of April 11, 2002: 20,804,688

      Number of shares of $.001 par value Class B Common Stock outstanding as of April 11, 2002: 36,009,000

PART I

Item 1.     Business

General

      GameStop Corp. (GameStop or the Company) is the largest video game and PC entertainment software specialty retailer in the United States, based on the number of stores we operate and our total revenues. We carry one of the largest assortments of new and used video game hardware, video game software and accessories, PC entertainment software, and related products, including action figures, trading cards and strategy guides. We operate 1,038 stores in the United States, Puerto Rico and Guam. We currently operate our stores under the GameStop, Babbage’s, Software Etc. and FuncoLand names and are in the process of rebranding most of our stores under the GameStop name. We carry a constantly changing selection of more than 2,800 stock keeping units (SKUs) of electronic game merchandise in most stores. In addition, we operate a web site at gamestop.com and publish Game Informer, one of the industry’s largest circulation multi-platform video game magazines, with over 500,000 subscribers.

      Of our 1,038 stores, 542 stores are located in shopping malls and other locations and 496 stores are located in strip centers. Our mall stores, which average approximately 1,200 square feet, carry primarily new video game hardware, video game software and accessories, which we refer to as video game products, and PC entertainment software, as well as a limited selection of used video game products. Our strip center stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game products and, in selected stores, PC entertainment software. Our used video game products provide a unique value proposition to our customers, and our purchasing of video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which, in turn, drives more sales.

      Prior to February 12, 2002, we were a wholly-owned subsidiary of Barnes & Noble, Inc (Barnes & Noble). On February 12, 2002, we completed an initial public offering of shares of our Class A common stock at a price of $18.00 per share, raising net proceeds of approximately $348.0 million. A portion of those proceeds was used to repay $250.0 million of our indebtedness to Barnes & Noble, with Barnes & Noble contributing the remaining $150.0 million of indebtedness to the Company as additional paid-in-capital. The balance of the proceeds (approximately $98.0 million) is being used for working capital and general corporate purposes. Currently, Barnes & Noble owns approximately 63.4% of the outstanding shares of our capital stock through its ownership of 100% of our Class B common stock, which represents 94.5% of the combined voting power of all classes of our voting stock.

Risk Factors

Risks Related To Our Business

     We depend upon the timely delivery of products.

      We depend on major hardware manufacturers to deliver new and existing video game platforms on a timely basis and in anticipated quantities. In addition, we depend on software publishers to introduce new and updated software titles. Any material delay in the introduction or delivery of hardware platforms or software titles could result in reduced sales in one or more fiscal quarters.

     We depend upon third parties to develop products and software.

      Our business depends upon the continued development of new and enhanced video game platforms, PC hardware and video game and PC entertainment software. Our business could suffer due to the failure of manufacturers to develop new or enhanced video game platforms, a decline in the continued technological development and use of multimedia PCs, or the failure of software publishers to develop popular game and entertainment titles for current or future generation video game systems or PC hardware.

Our ability to obtain favorable terms from our suppliers may impact our financial results.

      Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and approximately five distributors. Our largest vendors are Sony Computer Entertainment of America, Inc., Microsoft Corporation and Electronic Arts, Inc., which accounted for 25%, 11%, and 11%, respectively, of our purchases in fiscal 2001 (the 52-week period ended February 2, 2002). If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

The video game system and software product industries are cyclical, which could cause significant fluctuation in our earnings.

      The electronic game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate towards the new platforms. New video game platforms have historically been introduced approximately every five years. If video game platform manufacturers fail to develop new hardware platforms, our sales of video game products could decline.

An adverse trend in sales during the holiday selling season could impact our financial results.

      Our business, like that of many specialty retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2001, we generated approximately 46% of our sales and substantially all of our operating earnings during the fourth quarter. In addition, we have historically experienced net losses in each of our first three fiscal quarters. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

Our results of operations may fluctuate from quarter to quarter, which could result in a lower price for our Class A common stock.

      Our results of operations may fluctuate from quarter to quarter depending upon several factors, most of which are beyond our control. These factors include:

•	the timing of new product releases;

•	the timing of new store openings; and

•	shifts in the timing of certain promotions.

      These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts and investors.

Our failure to effectively manage new store openings could lower our sales and profitability.

      Our growth strategy is largely dependent upon opening new stores and operating them profitably. We opened 74 stores in fiscal 2001 and expect to open approximately 150 to 200 new stores in fiscal 2002 (the 52-week period ending February 1, 2003). Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

•	the ability to identify new store locations, negotiate suitable leases and build out the stores in a timely and cost efficient manner;

•	the ability to hire and train skilled associates; and

•	the ability to integrate new stores into our existing operations.

      Our growth will also depend on our ability to process increased merchandise volume resulting from new store openings through our inventory management systems and distribution facility in a timely manner. If we fail to manage new store openings in a timely and cost efficient manner, our growth may decrease.

Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.

      The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart Stores, Inc., Target Corporation and Kmart Corporation; other video game and PC software specialty stores located in malls and other locations, including Electronics Boutique Holdings Corp.; toy retail chains, including Toys “R’ Us, Inc. and KB Holdings, L.L.C.; mail-order businesses; catalogs; direct sales by software publishers; online retailers; and computer product and consumer electronics superstores, including Best Buy Co., Inc. and Circuit City Stores, Inc. Best Buy has acquired Musicland, Inc., a music retail chain with over 1,300 stores primarily located in shopping malls. Our sales may decline to the extent Best Buy substantially increases the availability of video game products in these music stores. In addition, video games are available for rental from many video stores, who, we anticipate, may increase the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Some of our competitors in the electronic game industry have longer operating histories and may have greater financial resources than we do. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

International events could delay or prevent the delivery of products to our suppliers.

      Our suppliers rely on foreign sources, primarily in Asia, to manufacture a significant portion of the products we purchase from them. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to us, which could lower our sales and profitability.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline.

      All of our retail stores are located in leased premises. If the cost of leasing existing stores increases, we cannot assure you that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new store expansion.

The ability to download video games and play video games on the Internet could lower our sales.

      While it is currently not possible to download video game software onto existing video game platforms over the Internet, at some point in the future this technology may become available. A limited selection of PC entertainment software may currently be purchased for download over the Internet, and as technology advances, a broader selection of PC entertainment software may become available for purchase and download. If advances in technology continue to expand our customers’ ability to access software through these and other sources, our customers may no longer choose to purchase video games or PC entertainment software in our stores. As a result, our sales and earnings could decline.

The terms of our credit facility could restrict our operational flexibility.

      We are subject to operational and financial covenants and other restrictions under our revolving credit facility. The covenants place restrictions on our ability to, among other things, incur more debt or create liens on our assets, merge or consolidate with others, make acquisitions and investments, dispose of assets, pay dividends, and enter into transactions with affiliates. These covenants could limit our operational flexibility and restrict our ability to borrow additional funds, if necessary, to finance operations. In addition, our credit facility includes a number of covenants relating to financial ratios.

      Failure to comply with these operational and financial covenants could result in an event of default under the terms of the credit facility which, if not cured or waived, could result in the borrowed amounts becoming due and payable. In addition, our obligations under the credit facility are secured by all assets owned by us and our subsidiaries. An event of default under the credit facility would permit the lenders to proceed directly against those assets.

     We depend upon our key personnel and they would be difficult to replace.

      Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. We depend upon the continued services of our executive officers, R. Richard Fontaine, our Chairman of the Board and Chief Executive Officer, Daniel A. DeMatteo, our President and Chief Operating Officer, David W. Carlson, our Executive Vice President and Chief Financial Officer, and John W. Woodson, President of Strip Center Stores. We do not have employment contracts with any of our key personnel. The loss of services of any of our key personnel could have a negative impact on our business.

Risks Related to our Relationship with Barnes & Noble

Barnes & Noble’s control of our company could increase the difficulty of our acquisition by another company, even if such acquisition would be beneficial.

      Barnes & Noble owns 100% of our outstanding Class B common stock, which represents 94.5% of the combined voting power of all classes of our voting stock. In addition, some of the members of our board of directors (currently a majority) also serve as directors of Barnes & Noble. As a result, Barnes & Noble has control over us, the election of our board of directors and our management and policies. Barnes & Noble also has control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and by-laws and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

     Any conflict of interest between us and Barnes & Noble could hurt our business or prospects.

      There is a possibility that conflicts of interest will arise between Barnes & Noble and us in various areas pertaining to our past and ongoing relationships. Potential factors that may create a conflict of interest between Barnes & Noble and us are:

•	some of the members of our board of directors (currently a majority) also sit on Barnes & Noble’s board of directors, which could result in Barnes & Noble’s interests being prioritized over our interests; and

•	our directors currently have, or may have in the future, an equity interest in Barnes & Noble, which could affect their decisions in resolving potential conflicts between us and Barnes & Noble.

      In addition, Leonard Riggio, one of our directors, is the Chairman of the Board, Chief Executive Officer and a principal stockholder of Barnes & Noble. As of March 31, 2002, Mr. Riggio beneficially owned approximately 21.4% of the outstanding common stock of Barnes & Noble. Mr. Riggio also currently has options to acquire approximately 7.3% of our outstanding common stock. As a result, Mr. Riggio may have substantial control over the management and affairs of our company.

      Barnes & Noble is under no obligation to resolve any potential conflicts between it and us in a manner that is favorable to us, and we cannot guarantee that the resolution of such conflicts would not adversely impact our business or prospects.

If Barnes & Noble distributes our shares of Class B common stock in a tax-free distribution, the Class A common stock may trade at a lower price than the Class B common stock.

      If Barnes & Noble distributes our Class B common stock to its stockholders in a tax-free distribution, we will have two separate classes of publicly traded common stock. Following a tax-free distribution of the Class B common stock, the Class B common stockholders will continue to exercise voting control over us. This could result in less liquidity for either class of our common stock than if there were only one class of common stock and could result in the market price of our Class A common stock being lower than the market price of our Class B common stock.

The limited voting rights of our Class A common stock could impact its attractiveness to investors and its liquidity and as a result, its market value.

      The holders of our Class A and Class B common stock generally have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted on by stockholders. The difference in the voting rights of the Class A and Class B common stock could diminish the value of the Class A common stock to the extent that investors or any potential future purchasers of our Class A common stock ascribe value to the superior voting rights of the Class B common stock.

Our ability to issue common stock may be hampered because of our relationship with Barnes & Noble, which may interfere with our ability to grow our business.

      Barnes & Noble may wish to maintain until October 2004 or thereafter its current ownership of our Class B common stock in order to qualify for a tax-free distribution of such stock to its stockholders. Barnes & Noble owns 100% of the outstanding Class B common stock, which represents 94.5% of the combined voting power of all classes of our voting stock. It may be difficult for us to issue common stock in the future because of Barnes & Noble’s control of us. In addition, we have entered into a separation agreement with Barnes & Noble that restricts our ability to issue equity securities or securities convertible into equity securities if the effect of the issuance would be to preclude a tax-free distribution by Barnes & Noble to its stockholders or our consolidation with Barnes & Noble for its financial reporting purposes. If we are unable to issue common stock, we may be unable to raise additional capital, which we may need to fund our business.

Certain affiliate agreements we have with Barnes & Noble could prevent us from or increase our cost in taking certain actions.

      We have entered into various agreements with Barnes & Noble, including a separation agreement, an insurance agreement, an operating agreement, a tax disaffiliation agreement and a registration rights agreement. Because of our current status as a majority-owned subsidiary of Barnes & Noble, these agreements, or some of our future intercompany agreements with Barnes & Noble, may not be the result of arms’ length negotiations. For example, these agreements may contain terms and conditions that are less favorable to us than we could have obtained from independent third parties, and may prevent change of control attempts that are beneficial to our stockholders and restrict our ability to take certain business actions, such as selling our assets or business or issuing additional shares of our common stock.

     A change of control may result if Barnes & Noble defaults on its credit facility.

      Barnes & Noble has pledged to its lenders its ownership interest in the entity that owns our shares of common stock as collateral for its credit facility. If Barnes & Noble defaults on its credit facility, our common stock owned by Barnes & Noble could be transferred to its lenders or sold to third parties. There can be no assurance that any new owner will have the qualifications or ability to successfully operate our business.

Industry Background

      According to NPD Group, Inc., a market research firm, the electronic game industry was approximately an $11.0 billion market in the United States in 2001. Of this $11.0 billion market, approximately $9.4 billion was attributable to video game products, excluding sales of used video game products, and approximately $1.6 billion was attributable to PC entertainment software.

      New Video Game Products. Industry experts believe that the electronic game industry is at the beginning stage of a new expansion cycle. International Data Corporation, or IDC, an industry forecaster, forecasts that domestic sales of new video game products will increase at a compound annual growth rate of approximately 47.5% over the next three years. In addition, Interactive Digital Software Association, or IDSA, estimates that 60% of all Americans, or approximately 145 million people, play video or computer games on a regular basis. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980’s. The processing speed of video game hardware has increased from 8-bit speeds in the 1980’s to 128-bit speeds in next-generation systems such as Sony PlayStation 2, launched in 2000, and Nintendo GameCube and Microsoft Xbox, which both launched in November 2001. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 32-bit Game Boy Advance, which was introduced in June 2001. Technological developments in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Next-generation Systems Provide Multiple Capabilities Beyond Gaming. Many next-generation hardware platforms, including Sony PlayStation 2 and Microsoft Xbox, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, Sony PlayStation 2 and Microsoft Xbox are expected to provide Internet connectivity.

•	Backward Compatibility. Sony PlayStation 2 and Nintendo Game Boy Advance are both backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that backward compatibility may result in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms may be diminished.

•	Introduction of Next-generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform. For example, when Sony PlayStation 2 was released in October 2000, approximately 30 game titles were available for sale. By January 2002, approximately 220 game titles for the Sony PlayStation 2 platform were available for sale.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 34, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to IDSA, approximately 43% of all electronic game players currently are female. More adults are also playing video games as a portion of the population that played video games in their childhood continue to play and advance to the next-generation video game products. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

      PC Entertainment Software. IDC forecasts that domestic sales of PC entertainment software will increase at a compound annual growth rate of 7.9% over the next three years. PC entertainment software is generally sold in the form of CD-ROMs and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities.

      Used Video Game Market. As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a growing used video game market has evolved in the United States. Based on reports published by NPD, management believes that, as of November 2001, the installed base of video game hardware systems in the United States, based on original sales, totaled over 109.4 million units, including approximately 25.7 million Sony PlayStation units, 4.1 million Sega Dreamcast units, 17.8 million Nintendo 64 units, 20.9 million Nintendo Game Boy and Game Boy Color units, and approximately 40.9 million total units of Sega Genesis and Super Nintendo systems, which are no longer being manufactured. Hardware manufacturers and third-party software publishers produce a wide variety of software titles for each of these hardware platforms. Based on internal company estimates, management believes that the installed base of video game software units in the United States totals over 500 million units.

Business Strategy

      Our goal is to enhance our position as the nation’s largest specialty retailer of new and used video game products and PC entertainment software by focusing on the following strategies:

      Targeting a Broad Audience of Game Players. We have created a store environment targeting a broad audience including the electronic game enthusiast, the casual gamer and the seasonal gift giver. Our mall stores primarily focus on the electronic game enthusiast who demands the latest merchandise featuring the “hottest” technology immediately on the day of release. Our strip center stores also serve the electronic game enthusiast, but focus on serving the value-oriented customer by offering a wide selection of value-priced used video game products and the opportunity to trade in used video game products in exchange for store credits applicable to future purchases, which, in turn, drives more sales.

      Enhancing our Image as a Destination Location. Our stores serve as destination locations for game players due to our broad selection of products, knowledgeable sales associates, game oriented environment and unique pricing proposition. We offer all major video game platforms, provide a broad assortment of video game products and offer a larger and more current selection of merchandise than other retailers. We provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, as well as training in the latest technical and functional elements of our products and services. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips.

      Providing a First-to-Market Distribution Network. We employ a variety of rapid-response distribution methods in our efforts to be the first to market for new video game products and PC entertainment software. We strive to deliver popular new releases to selected stores within hours of release and to all of our stores within 24 hours of release. This highly efficient distribution network is essential as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the largest specialty retailer of video game products and PC entertainment software, with a proven capability to distribute new releases to our customers quickly, our management believes that we regularly receive a disproportionately large allocation of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assure our customers immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our web site prior to their release.

      Offering the Largest Selection of Used Video Game Products. We are the nation’s leading provider and carry the broadest selection of used video game products for both current and previous generation platforms. We are one of the only retailers that provide video game software for previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade in and purchase used video game products offers our customers a unique value proposition unavailable at mass merchants, toy stores and consumer electronic retailers. We obtain most of our used video game products from trade-ins made in our stores by our customers. Used video game products generate significantly higher gross margins than new video game products.

      Rebranding our Stores with the GameStop Name. We currently operate stores under the GameStop, Babbage’s, Software Etc. and FuncoLand names. We have initiated a rebranding strategy under which all new stores opened since December 2000 operate under the GameStop name and existing stores in targeted markets are being rebranded under the GameStop name. We have completed rebranding our stores in Dallas, Houston, San Antonio, Seattle, and Philadelphia. At the end of fiscal 2001, we operated approximately 250 stores under the GameStop name and we intend to continue to rebrand most of our stores. Rebranding to a single GameStop name enables us to leverage brand awareness and to capture advertising and marketing efficiencies. Our rebranding strategy is further supported by the GameStop loyalty card and our web site. The GameStop loyalty card, which is obtained as a bonus with a paid subscription to our Game Informer magazine, offers customers discounts on selected merchandise in our stores. Our web site allows our customers to buy games on-line and to learn about the latest video game products and PC entertainment software and their availability in our stores.

      Investing in our Information Systems and Distribution Capabilities. We employ sophisticated and fully-integrated inventory management, store-level point of sale and financial systems and a centralized state-of-the-art distribution facility. These systems enable us to maximize the efficiency of the flow of over 2,800 SKUs, improve store efficiency, optimize store in-stock positions, and carry a broad selection of inventory. Our proprietary inventory management system enables us to maximize sales of new release titles and avoid markdowns as titles mature and utilizes electronic point-of-sale equipment that provides corporate headquarters with daily information regarding store-level sales and available inventory levels to automatically generate replenishment shipments to each store at least twice a week. In addition, our highly customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our systems enable each store to carry a merchandise assortment uniquely tailored to its own sales mix and customer needs. Our ability to react quickly to consumer purchasing trends has resulted in a target mix of inventory, reduced shipping and handling costs for overstocks and reduced our need to discount products.

Growth Strategy

      New Store Expansion. We intend to continue to open new strip center stores in our targeted markets and new mall stores in selected mall locations. We opened 62 new stores in fiscal 2000 (the 53-week period ended February 3, 2001) and 74 new stores in fiscal 2001. We plan on opening approximately 150 to 200 new stores in fiscal 2002. Our primary growth vehicle will be the expansion of our strip center store base, which we believe could grow to over 2,000 stores in the United States. Our strategy is to open clusters of strip center stores in targeted major metropolitan markets under the GameStop brand name. For example, we opened 14 new stores in the Houston metropolitan area in the last ten months and now operate a total of 31 stores in Houston. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available.

      Increase Comparable Store Sales. We plan to increase our comparable store sales by capitalizing on the growth in the video game industry, expanding our sales of used video game products and increasing awareness of the GameStop name.

•	Capitalize on Industry Growth. In fiscal 2001, our comparable store sales increased 32.0%, driven in large measure by the success of Sony PlayStation 2, which was launched in October 2000, Nintendo Game Boy Advance, which was launched in June 2001 and Microsoft Xbox and Nintendo GameCube, both of which were launched in November 2001. Over the next few years, we expect to continue to capitalize on the increasing installed base for these platforms. We expect the launch of these four platforms and the related increase in the installed hardware base to drive significant growth in video game software and accessories sales over the next few years.

•	Increase Sales of Used Video Game Products. We will continue to expand the selection and availability of used video game products in both our mall and strip center stores. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the launch of new platform technology to drive trade-ins of previous generation products, including Nintendo Game Boy Color and Nintendo 64, Sega Dreamcast and Sony PlayStation, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. We intend to increase customer awareness of the benefits of shopping in our stores. In connection with our rebranding efforts, we plan to enhance GameStop brand awareness by increasing the amount of media advertising in targeted markets, expanding our GameStop loyalty card program, aggressively promoting trade-ins of used video game products in our stores and leveraging our web site at gamestop.com.

Merchandise

      Our product offerings consist of video game products, PC entertainment software, and related products, such as action figures, trading cards and strategy guides. We also market selected PC productivity and educational software titles. Our in-store inventory generally consists of a constantly changing selection of over 2,800 SKUs. We have a central buying group that negotiates terms, discounts and cooperative advertising allowances for all of our stores. We use customer requests and feedback, industry magazines and product reviews to determine which new releases are expected to be hits. Call lists and advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release. We also carefully manage product pricing utilizing a tiered pricing strategy that enables us to tailor pricing at our stores based on each store’s competitive environment.

      Video Game Hardware. We offer the video game platforms of all major manufacturers, including Sony PlayStation 2 and PlayStation, Nintendo GameCube, Game Boy Advance, Game Boy Color and Nintendo 64, Microsoft Xbox and Sega Dreamcast. We also offer extended service agreements on video game hardware. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software, which have higher gross margins than video game hardware.

      Video Game Software. We purchase video game software directly from the leading manufacturers, including Sony, Microsoft, Nintendo of America, Inc. and Sega Corporation, as well as over 44 third-party game publishers, such as Electronic Arts, THQ Inc. and Activision, Inc. We are one of the largest customers in the United States of video game titles sold by these publishers. We carry over 1,000 SKUs at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

      Used Video Game Products. We are the largest retailer of used video games in the United States. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, including new merchandise. We have the largest selection (approximately 1,000 SKUs) of used video game titles which have an average price of $16 as compared to $37 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate a refurbishment center where defective video game products can be tested, cleaned, relabeled, repackaged, priced and redistributed back to our stores.

      PC Entertainment and Other Software. We purchase PC entertainment software from over 42 publishers, including Electronic Arts, Microsoft and Vivendi Universal. We offer PC entertainment software across a variety of genres, including Action, Simulation, Sports, Strategy and Adventure/Role Playing. We also carry a limited assortment of educational, productivity and reference titles.

      Accessories and Other Products. Video game accessories consist primarily of controllers, memory cards and other add-ons. PC entertainment accessories consist primarily of video cards, joysticks and modems. We also carry strategy guides and magazines, as well as character-related merchandise, including action figures and trading cards. We carry over 400 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

      The following table sets forth sales mix, expressed as a percentage of net sales for the periods indicated:

	53 Weeks Ended	52 Weeks Ended
	February 3, 2001	February 2, 2002

Video Games:*
Video Game Hardware	15%	25%
Video Game Software	49%	48%
Video Game Accessories	11%	12%
PC Software	17%	10%
PC Accessories and Other Products	8%	5%

*	Includes new and used merchandise.

Store Operations

      We currently operate 1,038 stores, primarily under the GameStop, Babbage’s, Software Etc., and FuncoLand names. Each of our stores typically carries over 2,800 SKUs. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for us and for our vendors.

     Store Formats.

•	Mall-Based Stores. Our mall-based stores, which average approximately 1,200 square feet, carry primarily new video game products and PC entertainment software, as well as a limited selection of used video game products. We currently operate 542 mall stores in high traffic shopping malls in targeted locations throughout the United States, Puerto Rico and Guam.

•	Strip Center Stores. Our strip center stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game products and, in selected stores, PC entertainment software. We currently operate 496 strip center stores in the United States. Our strip center stores are located in both high traffic “power strip centers” and local neighborhood strip centers, primarily in major metropolitan areas. These locations provide visibility, easy access and high frequency of visits. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

      Store Economics. Average annual sales per mall store were approximately $1.3 million in fiscal 2001, and the average cost to open a new mall store is approximately $185,000, including $60,000 of inventory net of vendor financing. Average annual sales per strip center store were approximately $875,000 in fiscal 2001, and the average cost to open a new strip center store is approximately $125,000, including $50,000 of inventory net of vendor financing. We expect these costs to remain relatively constant throughout fiscal 2002. All of our new stores, lease renewals, relocations and major remodels are evaluated on the basis of their return on investment, strategic positioning and conditions of the market. We generally achieve profitability in each of our new stores within the first holiday season of opening.

Site Selection and Locations

      Site Selection. We have a dedicated staff of real estate personnel experienced in selecting store locations. Site selections for new stores are made after an extensive review of demographic data and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of our other stores. Most of our stores are located in highly visible locations within malls and strip centers.

      Locations. The table below sets forth the number of our stores located in each state, Puerto Rico and Guam as of February 2, 2002:

Number
State	of Stores

Alabama	9
Alaska	3
Arizona	19
Arkansas	4
California	114
Colorado	14
Connecticut	17
Delaware	3
Florida	33
Georgia	21
Guam	1
Hawaii	9
Idaho	2
Illinois	51
Indiana	18
Iowa	9
Kansas	5
Kentucky	15
Louisiana	11
Maine	1
Maryland	30
Massachusetts	27
Michigan	49
Minnesota	22
Mississippi	4
Missouri	21
Montana	4
Nebraska	3
Nevada	6
New Hampshire	5
New Jersey	54
New Mexico	4
New York	55
North Carolina	21
North Dakota	4

Number
State	of Stores

Ohio	54
Oklahoma	9
Oregon	6
Pennsylvania	61
Puerto Rico	9
Rhode Island	1
South Carolina	11
South Dakota	2
Tennessee	19
Texas	98
Utah	9
Vermont	1
Virginia	35
Washington	27
West Virginia	8
Wisconsin	20

Game Informer

      We publish Game Informer, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. The magazine is sold through subscription and through displays in our stores. For its February 2002 issue, the magazine had more than 500,000 paid subscriptions. Game Informer revenues are also generated through the sale of advertising space. In addition, we have recently begun offering the GameStop loyalty card as a bonus with each paid subscription, providing our subscribers with a discount on selected merchandise.

E-Commerce

      We operate an electronic commerce web site at www.gamestop.com that allows our customers to buy video game products and other merchandise on-line. The site also offers customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. In addition, the site offers the ability to register on a call list in any store, enabling us to notify customers when a game arrives at a nearby store.

Information Management

      Our operating strategy involves providing a broad merchandise selection to our customers as quickly and as cost-effectively as possible. We use our inventory management systems to maximize the efficiency of the flow of products to our stores, enhance store efficiency and optimize store in-stock and overall investment in inventory.

      Distribution. We operate a 210,000 square foot state-of-the-art distribution center in Grapevine, Texas. By operating with a centralized distribution facility, we effectively control and minimize inventory levels. A technologically-advanced conveyor system and flow-through racks control costs and improve speed of fulfillment. The technology used in the distribution center allows for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. In order to support our first-to-market distribution network, we utilize the services of 15 off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles and distribute them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week.

      Management Information Systems. Our proprietary inventory management system and point of sale technology show daily sales and in-store stock by title by store. Systems in place use these data to automatically generate replenishment shipments to each store from our distribution center in Grapevine, Texas, enabling each store to carry a merchandise assortment uniquely tailored to its own sales mix and rate of sale. Our call lists and reservation system also provide our centralized buying staff with information to determine order size and inventory management for store-by-store inventory allocation. We constantly review and edit our merchandise categories with the objective of ensuring that inventory is up-to-date and meets customer needs. We use a centralized PC network-based information system based in our corporate offices, in order to minimize initial outlay of capital while allowing for flexibility and growth as operations expand.

      Our in-store point-of-sale system enables us to efficiently manage in-store transactions. This proprietary point-of-sale system has been enhanced to facilitate trade-in transactions, including automatic look-up of trade-in prices and printing of machine readable bar codes to facilitate in-store restocking of used video games. In addition, our central database of all used video game products allows us to actively manage the pricing and product availability of our used video game products across our store base and re-allocate our used video game products as necessary.

Advertising

      Our stores are primarily located in high traffic, high visibility areas of regional shopping malls and strip centers. Given the high foot traffic drawn past the stores themselves, we use in-store marketing efforts such as window displays and “coming soon” signs to attract customers, as well as to promote used video game products and subscriptions to our Game Informer magazine. Inside the stores, we feature selected products through the use of vendor displays, “coming soon” or preview videos, signs, catalogs, point of purchase materials and end-cap displays. These advertising efforts are designed to increase the initial sales of new titles upon their release. We receive cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers to promote their respective products. Generally, a vendor agrees to purchase advertising space in one of our advertising vehicles. Once we run the advertising, the vendor pays to us an agreed amount. As part of our rebranding and targeted growth strategy, we also intend to expand our advertising to other media, including print and radio.

Field Management and Staff

      Our store operations are managed regionally by nine store operations directors. The regions are divided into 84 districts, each with a district manager covering an average of 13 stores. Each store employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products, we provide our employees with targeted incentive programs to drive sales. We also provide our employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores. We also employ nine regional loss prevention managers who assist the field in implementing security to prevent theft of our products.

      Stores communicate with our corporate offices via daily e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We also sponsor an annual store managers’ conference to which we invite all video game software publishers to attend and operate an intense educational training program for our employees to provide our employees with information about the video game products that will be released by those publishers in the holiday season.

Customer Service

      Our store personnel provide value-added services to each customer, such as maintaining lists of regular customers, notifying each customer by phone when new titles are available, and reserving new releases for customers with a down payment to ensure product availability. In addition, our store personnel readily provide product reviews to ensure customers are making informed purchasing decisions and offering help-line numbers to increase a customer’s enjoyment of the product upon purchase.

Vendors

      We purchase substantially all of our new products from approximately 85 manufacturers and software publishers and approximately five distributors. Purchases from the top five vendors accounted for approximately 59% of our new product purchases in fiscal 2001. Only Sony, Microsoft and Electronic Arts (which accounted for 25%, 11% and 11%, respectively) accounted for more than 10% of our new product purchases during fiscal 2001. We have established price protections and return privileges with our primary vendors in order to reduce the risk of inventory obsolescence. In addition, we have no purchase contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relations with our vendors.

Competition

      The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart, Target and Kmart; other video game and PC software specialty stores located in malls and other locations, including Electronics Boutique; toy retail chains, including Toys “R” Us and KB Toys; mail-order businesses; catalogs; direct sales by software publishers; online retailers; and computer product and consumer electronics superstores, including Best Buy and Circuit City. Best Buy has acquired Musicland, a music retail chain with over 1,300 stores primarily located in shopping malls. Our business may be adversely affected to the extent Best Buy substantially increases the availability of video game products in these music stores. In addition, video games are available for rental from many video stores, who, we anticipate, may increase the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

Seasonality

      Our business, like that of many specialty retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2001, we generated approximately 46% of our sales and substantially all of our operating earnings during the fourth quarter. In addition, we have historically experienced net losses in each of our first three fiscal quarters. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

Trademarks

      We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “Babbage’s” and “FuncoLand,” all of which have been registered by us with the United States Patent and Trademark Office. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Employees

      We have approximately 1,400 full-time salaried, 1,300 full-time hourly and between 5,000 and 12,000 part-time hourly employees depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of the electronic game industry. We believe that our relationship with our employees is excellent, and none of our employees is represented by a labor union or is a member of a collective bargaining unit.

Item 2.     Properties

      All of our stores are leased. Store leases typically provide for an initial lease term of three to ten years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations or leases for equivalent locations in the same area.

      The terms of the store leases for the 1,038 leased stores open as of February 2, 2002 expire as follows:

Number
Lease Terms to Expire During	of Stores

(12 Months Ending on or About January 31)
Expired and in negotiations	87
2003	180
2004	226
2005	173
2006	103
2007 and later	269

      In addition to our stores, we lease a 250,000 square foot headquarters and distribution center in Grapevine, Texas. This lease expires on January 31, 2006. We have the right to renew the lease for an additional five years. Management believes that this facility will support our growth for at least the next few years.

      We also lease a 5,700 square foot office facility in Minneapolis, Minnesota which houses the operations of Game Informer magazine. This lease expires in February 2007.

Item 3.     Legal Proceedings

      In the ordinary course of our business, we are from time to time subject to various legal proceedings. We do not believe that any current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the 13 weeks ended February 2, 2002.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The Company’s Class A common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GME” on February 13, 2002. As such, there was no public trading market for the Company’s Class A common stock prior to that time. The Company’s Class B common stock is not publicly traded and is held entirely by Barnes & Noble, Inc.

Use of Proceeds of Initial Public Offering

      Pursuant to a registration statement on Form S-1 (the “Registration Statement”) filed with the SEC (File No. 333-68294), we registered and sold an aggregate of 20,763,888 shares of our Class A common stock at a price of $18.00 per share. The aggregate price of the offering amount registered and sold was approximately $373.7 million. Salomon Smith Barney acted as the managing underwriter for the offering.

      Our net proceeds from our initial public offering, after deduction of underwriting discounts and commissions of $24.3 million and expenses of $1.4 million, were $348.0 million. All of the expenses were paid directly to persons other than our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities. A portion of the proceeds was used to repay $250.0 million of our indebtedness to Barnes & Noble, with Barnes & Noble contributing the remaining $150.0 million of indebtedness to the Company as additional paid-in-capital. The balance of the proceeds (approximately $98.0 million) is being used for working capital and general corporate purposes. Other than the repayment of indebtedness to Barnes & Noble and as otherwise described in the Registration Statement, none of the proceeds has been paid directly or indirectly to any of our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities.

Approximate Number of Holders of Common Equity

      As of April 11, 2002, there were approximately 3,849 holders of the Company’s $.001 par value Class A common stock.

Dividends

      The Company has never declared or paid any dividends on its common stock. We do not expect to pay dividends on any of our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for working capital and other general corporate purposes. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, the terms of the revolving credit facility we entered into on February 13, 2002, applicable provisions of federal and state laws, our earnings and various business considerations including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our board of directors deems relevant.

Item 6.     Selected Consolidated Financial Data

      We completed our initial public offering on February 12, 2002. Before that date, we were a wholly-owned subsidiary of Barnes & Noble.

      The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 31, 1998, January 30, 1999, January 29, 2000 and February 2, 2002 consisted of 52 weeks and the fiscal year ended February 3, 2001 consisted of 53 weeks. The “Statement of Operations Data” for the 39 weeks ended October 30, 1999, for the 13 weeks ended January 29, 2000 and for the fiscal years 2000 and 2001 and the “Balance Sheet Data” as of February 3, 2001 and February 2, 2002 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for the fiscal years ended January 31, 1998 and January 30, 1999 and the “Balance Sheet Data” as of January 31, 1998, January 30, 1999 and January 29, 2000 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

      Our wholly-owned subsidiary, Babbage’s Etc. LLC, began operations in November 1996. In October 1999, Babbage’s Etc. LLC was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble. Because our financial statements subsequent to the acquisition by Barnes & Noble are not directly comparable to those prior to the acquisition, our financial statements make a distinction between the “predecessor company” and the “successor company.” In June 2000, Barnes & Noble acquired Funco, Inc. and thereafter, Babbage’s Etc. LLC became a wholly-owned subsidiary of Funco, Inc. The acquisition of Funco, Inc. has been accounted for under the purchase method of accounting. In December 2000, Funco, Inc. changed its name to GameStop, Inc.

      Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Predecessor

	Fiscal Year	Fiscal Year	39 Weeks	13 Weeks	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	January 30,	October 30,	January 29,	February 3,	February 2,
	1998	1999	1999	2000	2001	2002

	(In thousands, except per share and operating data)
Statement of Operations Data:
Sales	$383,359	$465,166	$329,392	$223,748	$756,697	$1,121,138
Cost of sales	291,767	350,475	246,865	174,808	570,995	854,035

Gross profit	91,592	114,691	82,527	48,940	185,702	267,103
Selling, general and administrative expenses	76,309	84,644	68,112	30,019	157,891	202,719
Acquisition incentive bonuses	—	—	26,789	—	—	—
Depreciation and amortization	5,405	4,805	4,475	1,926	12,974	19,172
Amortization of goodwill	—	—	—	1,687	9,223	11,125

Operating earnings (loss)	9,878	25,242	(16,849)	15,308	5,614	34,087
Interest expense, net	5,620	3,544	972	3,123	23,411	19,452

Earnings (loss) before income taxes	4,258	21,698	(17,821)	12,185	(17,797)	14,635
Income tax expense (benefit)(1)	—	—	—	4,968	(5,836)	7,675
Pro forma income tax expense (benefit)(2)	1,724	8,738	(7,142)	—	—	—

Net earnings (loss)(3)	$2,534	$12,960	$(10,679)	$7,217	$(11,961)	$6,960

Net earnings (loss) per share — basic(3)				$0.20	$(0.33)	$0.19

Weighted average shares outstanding — basic				36,009	36,009	36,009

Net earnings (loss) per share — diluted(3)				$0.20	$(0.33)	$0.18

Weighted average shares outstanding — diluted				36,009	36,009	39,397

Other Financial Data:
Net earnings (loss) excluding the after-tax effect of goodwill amortization(4)	$2,534	$12,960	$(10,679)	$8,295	$(5,212)	$13,613
Net earnings (loss) per share excluding the after-tax effect of goodwill amortization — diluted(4)				$0.23	$(0.14)	$0.35
Store Operating Data:
Stores open at the end of period	458	473		526	978	1,038
Comparable store sales increase (decrease)(5)	N/A	22.4%			(6.7)%	32.0%
Inventory turnover	4.2	4.7			4.6	5.2
Balance Sheet Data:
Working capital (deficit)	$27,716	$23,635	$(40,409)	$(28,849)	$(1,726)	$31,107
Total assets	91,570	121,023	124,413	307,922	509,757	606,843
Total debt	35,000	10,000	—	203,613	385,148	399,623
Total liabilities	82,881	91,218	140,279	316,571	530,367	610,828
Stockholders’ equity (deficit)	8,689	29,805	(15,866)	(8,649)	(20,610)	(3,985)

(1)	Prior to October 30, 1999, when Babbage’s Etc. LLC was acquired by Barnes & Noble, Babbage’s Etc. LLC was not subject to federal and most state income taxes, and its earnings were taxed directly to its members. For the fiscal year ended January 31, 1998, there was no provision for taxes. For the fiscal year ended January 30, 1999 and the 39 weeks ended October 30, 1999, the financial statements include only a provision for state income taxes for those states in which Babbage’s Etc. LLC was taxed as a “C” corporation. For ease of comparison, provisions for state income taxes are included in the pro forma income tax expense (benefit), which is described in footnote (2). For periods after October 30, 1999, the financial statements reflect income tax expense (benefit) as if we were taxed as a “C” corporation on a stand-alone basis.

(2)	For periods prior to October 30, 1999, the pro forma income tax expense (benefit) reflects taxes as if we had been a “C” corporation in all jurisdictions and includes certain state income taxes in the amount of $582 and $100 for the year ended January 30, 1999 and the 39 weeks ended October 30, 1999, respectively.

(3)	Net earnings (loss) for the periods prior to October 30, 1999 reflect pro forma taxes as described in footnote (2) above.

(4)	Net earnings (loss) excluding the after-tax effect of goodwill amortization is presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for or superior to, operating earnings, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

(5)	Stores are included in our comparable store sales base beginning in the 13th month of operation. Comparable store sales for the fiscal year ended February 3, 2001 were computed using the first 52 weeks of the 53 week fiscal year.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this Form 10-K, including the factors disclosed under “Business — Risk Factors”.

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of February 2, 2002, we operated 1,038 stores, in 49 states, Puerto Rico and Guam, under the names GameStop, Babbage’s, Software Etc. and FuncoLand. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, one of the industry’s largest circulation multi-platform video game magazines in the United States.

      Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 29, 2000, or “fiscal 1999,” and February 2, 2002, or “fiscal 2001,” consisted of 52 weeks and the fiscal year ended February 3, 2001, or “fiscal 2000,” consisted of 53 weeks.

      Our wholly-owned subsidiary, Babbage’s Etc., began operations in November 1996. In October 1999, Babbage’s Etc. was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble. Because our financial statements subsequent to the acquisition by Barnes & Noble are not directly comparable to those prior to the acquisition, the financial statements included elsewhere in this Form 10-K make a distinction between the “predecessor company” and the “successor company.” The statement of operations data presented below for fiscal 1999 and any references to fiscal 1999 consist of the results of operations for the predecessor company for the 39 weeks ended October 30, 1999 and the results of operations for the successor company for the 13 weeks ended January 29, 2000. However, for purposes of management’s discussion and analysis of results of operations, the year ended January 29, 2000 for the predecessor and successor company combined is being compared to fiscal year 2000. In June 2000, Barnes & Noble acquired Funco, Inc. and thereafter, Babbage’s Etc. became a wholly-owned subsidiary of Funco. In December 2000, Funco changed its name to GameStop, Inc.

      Growth in the video game industry is driven by the introduction of new technology. Within the past 18 months, four new video game platforms have been introduced. In October 2000, Sony introduced PlayStation 2 and in June 2001 Nintendo introduced Game Boy Advance. Microsoft introduced Xbox and Nintendo introduced GameCube in November 2001. As is typical following the introduction of new video game platforms, we expect that the sales of these four platforms and related software and accessories will increase in the future. In contrast, we expect the sales of PlayStation, Nintendo 64 and Dreamcast products to continue to decline as is typically the trend with older video game platforms when new platforms are anticipated or introduced. Sales of new video game hardware generally increase as a percentage of sales in the first full year following the introduction of next generation platforms. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years.

      Based upon the terms of the acquisition of Babbage’s Etc. by Barnes & Noble, in March 2002, Barnes & Noble made an additional payment of approximately $9.7 million to the former Babbage’s Etc. members because certain financial targets were met by us in the fiscal year ended February 2, 2002 and, under push-down accounting rules, as of February 2, 2002, we recognized additional goodwill of approximately $9.7 million with a corresponding increase in additional paid-in-capital.

      Prior to its acquisition by Barnes & Noble in October 1999, Babbage’s Etc., as a limited liability company, was not subject to federal and most state income taxes and its earnings were taxed directly to its members. Effective in the fourth quarter of fiscal 1999 and for all periods subsequent to that time, we recorded taxes as a “C” corporation on a stand-alone basis.

Critical Accounting Policies

      The Company believes that the following are its most significant accounting polices which are important in determining the reporting of transactions and events.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

      Revenue Recognition. Revenue from the sales of the Company’s products is recognized at the time of sale. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of sales discounts. Magazine subscription revenue is recognized on a straight-line basis over the subscription period.

      Merchandise Inventories. Our merchandise inventories are carried at the lower of cost or market using the average cost method. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions.

      Impairment of Long Lived Assets. The Company’s long-lived assets include property and equipment and goodwill. At February 2, 2002, the Company had $51.6 million of property and equipment, net of accumulated depreciation and $318.0 million of goodwill, net of amortization, accounting for approximately 60.9% of the Company’s total assets. The goodwill was recorded in the acquisition of Funco, Inc. and through the application of “push-down” accounting in accordance with SAB 54 in connection with the acquisition of Babbage’s Etc. LLC by a subsidiary of Barnes & Noble. Goodwill represents the excess purchase price over tangible net assets acquired and is being amortized on a straight-line basis over a 30-year period. The amortization of goodwill associated with the acquisition of Babbage’s Etc. is deductible for tax purposes, whereas the amortization of goodwill associated with the Funco acquisition is not deductible for tax purposes. This non-deductible goodwill amortization affects our effective tax rate as a stand-alone corporation. The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. No write-downs have been necessary through February 2, 2002. For a further discussion, see Recent Accounting Pronouncements.

Results of Operations

      The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 29,	February 3,	February 2,
	2000	2001	2002

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	76.2	75.5	76.2

Gross profit	23.8	24.5	23.8
Selling, general and administrative expenses	17.7	20.9	18.1
Acquisition incentive bonuses	4.9	—	—
Depreciation and amortization	1.2	1.7	1.7
Amortization of goodwill	0.3	1.2	1.0

Operating earnings (loss)	(0.3)	0.7	3.0
Interest expense, net	0.7	3.1	1.7

Earnings (loss) before income taxes	(1.0)	(2.4)	1.3
Income tax expense (benefit)	(0.4)	(0.8)	0.7

Net earnings (loss)	(0.6)%	(1.6)%	0.6%

      The results of the predecessor company for the 39 weeks ended October 30, 1999 have been combined with the results for the successor company for the 13 weeks ended January 29, 2000 to facilitate comparison to results for the fiscal year ended February 3, 2001. The combination of such results are set forth below:

	Predecessor	Successor	Combined

	39 Weeks	13 Weeks	Fiscal Year
	Ended	Ended	Ended
	October 30,	January 29,	January 29,
	1999	2000	2000

	(In thousands)
Sales	$329,392	$223,748	$553,140
Cost of sales	246,865	174,808	421,673

Gross profit	82,527	48,940	131,467
Selling, general and administrative expenses	68,112	30,019	98,131
Acquisition incentive bonuses	26,789	—	26,789
Depreciation and amortization	4,475	1,926	6,401
Amortization of goodwill	—	1,687	1,687

Operating earnings (loss)	(16,849)	15,308	(1,541)
Interest expense, net	972	3,123	4,095

Earnings (loss) before income taxes	(17,821)	12,185	(5,636)
Income tax expense (benefit)	(7,142)	4,968	(2,174)

Net earnings (loss)	$(10,679)	$7,217	$(3,462)

     Fiscal 2001 Compared to Fiscal 2000

      Sales increased by $364.4 million, or 48.2%, from $756.7 million in fiscal 2000 to $1,121.1 million in fiscal 2001. The increase in sales was primarily attributable to the acquisition of Funco in June 2000 and the related sales for the full year in fiscal 2001, compared to Funco sales for only 33 weeks included in fiscal 2000. Sales from the acquired FuncoLand stores and related magazine and e-commerce operations accounted for $189.3 million of the $364.4 million increase in sales. Sales also increased due to a $137.3 million increase in comparable store sales in the stores operated by the Company at the time of the Funco acquisition and opened by the Company in fiscal 2000 subsequent to the acquisition of Funco, and the additional sales resulting from 60 net new stores opened since February 3, 2001. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase of 32.0% was primarily due to sales of PlayStation 2, Game Boy Advance, Xbox and GameCube hardware, software and accessories, following the launch of these new video game platforms in October 2000, June 2001, and November 2001, respectively. The sales of these new hardware platforms and related products were partially offset by sales declines in PlayStation, Nintendo 64, Dreamcast and PC entertainment software from the corresponding period a year ago.

      Cost of sales increased by $283.0 million, or 49.6%, from $571.0 million in fiscal 2000 to $854.0 million in fiscal 2001. Cost of sales as a percentage of net sales increased from 75.5% in fiscal 2000 to 76.2% in fiscal 2001. The margin gains achieved from the sales of higher margin used video game products, which resulted from the acquisition of Funco, were offset by margin declines associated with the increased sales of lower margin video game hardware.

      Selling, general and administrative expenses increased by $44.8 million, or 28.4%, from $157.9 million in fiscal 2000 to $202.7 million in fiscal 2001. The increase was primarily attributable to the increase in the number of stores in operation following the Funco acquisition in June 2000 and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 20.9% in fiscal 2000 to 18.1% in fiscal 2001. The decrease in selling, general and administrative expenses as a percentage of sales was due to the economies achieved in distribution and corporate operating expenses after the integration of the Funco acquisition and the store operating efficiencies gained as a result of the increase in comparable store sales.

      Depreciation and amortization expense increased from $13.0 million for fiscal 2000 to $19.2 million in fiscal 2001. This increase of $6.2 million was due to the acquisition of Funco and capital expenditures for new stores, management information systems and distribution center enhancements.

      Amortization of goodwill increased from $9.2 million in fiscal 2000 to $11.1 million in fiscal 2001 due to the Funco acquisition. The related goodwill was amortized for the full year in fiscal 2001 compared to 33 weeks in 2000.

      Interest expense, net of interest income, decreased by $3.9 million, or 16.7%, from $23.4 million in fiscal 2000 to $19.5 million in fiscal 2001. The decrease was attributable to decreases in average borrowing rates.

      Income tax benefit of $5.8 million was recorded during fiscal 2000 compared to income tax expense of $7.7 million in fiscal 2001.

     Fiscal 2000 Compared to Fiscal 1999

      Sales increased by $203.6 million, or 36.8%, from $553.1 million in fiscal 1999 to $756.7 million in fiscal 2000. The increase in sales was primarily attributable to the additional sales volume from the acquisition of Funco in June 2000. Sales from the 406 acquired FuncoLand stores and related magazine and e-commerce operations accounted for $167.8 million of the $203.6 million increase in sales. Sales also increased due to the 46 net new stores opened during fiscal 2000 and because fiscal 2000 included 53 weeks of sales compared to 52 weeks in fiscal 1999. Offsetting these increases in sales was a decrease in comparable stores sales of 6.7% for the year. Comparable store sales decreased due to declines in sales of PlayStation and Nintendo 64 hardware and software, action figures and trading cards, and PC education and productivity software, which were partially offset by increases in PlayStation 2 video game hardware and software, Dreamcast and Game Boy video game software and PC entertainment software. PlayStation 2 product availability shortages prior to the holiday selling season resulted in less than expected sales during the fourth quarter of fiscal 2000.

      Cost of sales increased by 35.4%, or $149.3 million, from $421.7 million in fiscal 1999 to $571.0 million in fiscal 2000. As a percentage of sales, cost of sales decreased from 76.2% in fiscal 1999 to 75.5% in fiscal 2000. The decrease in cost of sales as a percentage of sales was primarily attributable to the acquisition of Funco and the related increase in sales of higher margin used video game products. These margin gains were offset, to some extent, by increased sales of low margin PlayStation 2 hardware and decreased sales of high margin action figures and trading cards.

      Selling, general and administrative expenses increased $59.8 million, or 61.0%, from $98.1 million in fiscal 1999 to $157.9 million in fiscal 2000. The increase was due primarily to the Funco acquisition and the related costs to integrate corporate and distribution functions. As a percentage of sales, selling, general and administrative expenses increased from 17.7% in fiscal 1999 to 20.9% in fiscal 2000. The increase in selling, general and administrative expenses as a percentage of sales was primarily attributable to additional distribution, corporate and store operating expenses during the integration of the Funco acquisition as well as a decrease in comparable store sales.

      In October 1999, the predecessor company authorized a $26.8 million bonus to employees upon the sale of the company to Barnes & Noble.

      Depreciation and amortization expense increased from $6.4 million in fiscal 1999 to $13.0 million in fiscal 2000. The $6.6 million increase was primarily attributable to the Funco acquisition, capital expenditures for new store openings, remodeling of existing stores and management information systems and distribution center enhancements.

      Amortization of goodwill increased from $1.7 million to $9.2 million due to the goodwill associated with the acquisition of Babbage’s Etc. by Barnes & Noble in October 1999 and due to the Funco acquisition in June 2000. The goodwill generated from the acquisition of Babbage’s Etc. was amortized for only three months in fiscal 1999 compared to the full year in fiscal 2000. In addition, during fiscal 2000, the goodwill related to the Funco acquisition was amortized from the date of acquisition through February 3, 2001.

      Interest expense, net of interest income, increased by $19.3 million from $4.1 million in fiscal 1999 to $23.4 million in fiscal 2000. The increase was due to the $202.4 million of intercompany debt associated with the acquisition of Babbage’s Etc. by Barnes & Noble in October 1999 and the additional $159.1 million of intercompany debt incurred as a result of the acquisition of Funco in June 2000. The debt incurred as a result of the acquisition of Babbage’s Etc. accrued interest for only three months in fiscal 1999 compared to the full year in fiscal 2000. In addition, the fiscal 2000 results reflect interest on the debt related to the Funco acquisition from June 15, 2000 through February 3, 2001.

      Income tax benefit, which reflects income taxes as if we were taxed as a “C” corporation on a stand-alone basis, increased from $2.2 million in fiscal 1999 on a pro forma basis to $5.8 million in fiscal 2000.

Liquidity and Capital Resources

      The following table sets forth our contractual obligations:

	Payments Due by Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating Leases	$176.0	$39.0	$56.0	$37.0	$44.0

      We have no other commercial commitments such as lines of credit, standby letters of credit, guarantees, or standby repurchase obligations outstanding.

      We have historically financed our operations through a combination of cash flow generated from operations and external borrowings. Subsequent to our acquisition by Barnes & Noble in October 1999, our operations were funded by cash flows from operations and advances from Barnes & Noble. Those advances were treated as an intercompany loan owed to Barnes & Noble by us. As of February 2, 2002, we were indebted to Barnes & Noble in the amount of $399.6 million. Upon closing the common stock offering in February 2002, Barnes & Noble contributed the difference between the aggregate amount of the intercompany loans and $250.0 million as additional paid-in-capital. The amount of the capital contribution was $150.0 million.

      During fiscal 2001, cash provided by operations was $78.1 million, compared to cash used in operations of $0.5 million in fiscal 2000. In fiscal 2001, cash provided by operations was primarily due to increases in accounts payable, offset partially by increases in merchandise inventories. Cash used in operations in fiscal 2000 was primarily the result of net purchases of merchandise inventories.

      Cash used in investing activities was $180.7 million and $20.5 million during fiscal 2000 and fiscal 2001, respectively. In fiscal 2000, we used $156.8 million to purchase Funco. During fiscal 2000 and 2001, we had capital expenditures of $25.1 million and $20.5 million, respectively, to open new stores, remodel existing stores, and invest in information systems. Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 74 stores in fiscal 2001 and expect to open between 150 and 200 stores in fiscal 2002. Projected capital expenditures for fiscal 2002 are $35 million, to be used primarily to fund new store openings.

      On February 13, 2002, we entered into a senior secured revolving credit facility with a syndicate of banks, with Fleet National Bank as administrative agent. The credit facility is a three-year revolving facility in an aggregate principal amount of $75.0 million. Drawings under the credit facility will be subject to satisfaction of customary conditions precedent, including absence of a default and continued accuracy of representations and warranties.

      Loans incurred under the credit facility will be maintained from time to time, at our option, as (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate or (b)  1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time) and (2) LIBOR loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The applicable interest margin will initially be 0.25% for base rate loans and 1.75% for LIBOR rate loans, and in each case will thereafter vary depending on our fixed charge coverage ratio.

      We are required to reduce the outstanding amounts under the credit facility to zero for 30 consecutive days each year during the three-month period of December through February.

      We are subject to certain affirmative and negative covenants contained in the credit facility, including, but not limited to, covenants that restrict, subject to specified exceptions: the incurrence of additional indebtedness and other obligations and the granting of additional liens, mergers, acquisitions, investments and disposition of assets, dividends, engaging in certain transactions with affiliates, capital expenditures, and the use of proceeds of the credit facility. There are also covenants relating to compliance with certain laws, payment of taxes and rights and maintenance of insurance and financial reporting. In addition, the credit facility requires us to maintain compliance with certain specified financial ratios, including covenants relating to minimum fixed charge coverage and maximum leverage.

      Events of default under the credit facility include (subject to grace periods and notice provisions in certain circumstances) non-payment of principal, interest or fees, violation of covenants, inaccuracy of any representation or warranty in any material respect, default under or acceleration of certain other indebtedness, bankruptcy and insolvency events, certain judgments and other liabilities, certain environmental claims and a change of control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due under the credit facility and requiring that all such amounts be immediately paid in full.

      Our obligations under the credit facility will be secured by all assets owned by us and our subsidiaries. Based on our current operating plans, we believe that cash generated from our operating activities, available borrowings under our credit facility and the cash proceeds from the initial public offering will be sufficient to fund our operations, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months. There have been no borrowings under the credit facility.

Impact of Inflation

      We do not believe that inflation has had a material effect on our net sales or results of operations.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (“SFAS 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

      SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. We intend to complete the transitional goodwill impairment test within six months from the date of adoption. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

      SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company’s financial position or results of operations.

      SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company’s financial position or results of operations.

Seasonality

      Our business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix.

Disclosure Regarding Forward-looking Statements

      This report on Form 10-K and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel; and

•	other factors described in this Form 10-K, including those set forth under the caption “Business — Risk Factors.”

      In some cases, forward-looking statements can be identified by the use of terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,”

“will,” “should,” “seeks,” “pro forma” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements.

      Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K. In light of these risks and uncertainties, the forward-looking events and circumstances contained in this Form 10-K may not occur, causing actual results to differ materially from those anticipated or implied by our forward-looking statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with an original maturity of three months or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is modest.

      We do not have any foreign currency exposure as all of our business is transacted in United States currency.

Item 8.     Consolidated Financial Statements and Supplementary Data

      See Item 14(a)(1) and (2) of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Executive Officers and Directors

      The following table sets forth the names and ages of our directors and executive officers and the positions they hold:

Name	Age	Position

R. Richard Fontaine	60	Chairman of the Board, Chief Executive Officer and Director
Daniel A. DeMatteo	54	President and Chief Operating Officer
David W. Carlson	39	Executive Vice President, Chief Financial Officer and Assistant Secretary
John W. Woodson	39	President of Strip Center Stores
Leonard Riggio	61	Director
Michael N. Rosen	61	Secretary and Director

      R. Richard Fontaine is our Chairman of the Board, Chief Executive Officer and a director. Mr. Fontaine has served as the Chief Executive Officer of GameStop, Inc. since its acquisition by Barnes & Noble in June 2000. Mr. Fontaine has also been Chief Executive Officer of Babbage’s Etc. since its formation in November 1996. Prior to November 1996, Mr. Fontaine held positions at B. Dalton Bookseller, Inc. (“B. Dalton”), Software Etc. Stores, Inc. (“Software Etc.”), Michaels Stores Inc. and Ingram Distribution.

      Daniel A. DeMatteo is our President and Chief Operating Officer. Mr. DeMatteo has served in the same capacities for GameStop, Inc. since its acquisition by Barnes & Noble in June 2000. Mr. DeMatteo has been President and Chief Operating Officer of Babbage’s Etc. since its formation in November 1996. Mr. DeMatteo has also served in various positions with Software Etc. and B. Dalton. Prior to joining B. Dalton, Mr. DeMatteo was the Vice President of MIS for Super Valu Inc.

      David W. Carlson is our Executive Vice President, Chief Financial Officer and Assistant Secretary. Mr. Carlson has served in the same capacities for GameStop, Inc. since its acquisition by Barnes & Noble in June 2000. Mr. Carlson has been Vice President and Chief Financial Officer of Babbage’s Etc. since its formation in November 1996. Mr. Carlson has held various positions within Barnes & Noble since 1989, including Director of Finance, Director of Accounting and Manager of Financial Reporting. Prior to 1989, Mr. Carlson held various positions with the public accounting firm of KPMG Peat Marwick.

      John W. Woodson has been our President of Strip Center Stores since June 2000. From August 1999 to June 2000, Mr. Woodson was Vice President of CompUSA.com, and from July 1997 to August 1999, he served as the Senior Vice President of Retail Marketing at Associates First Capital. Prior to that, Mr. Woodson was Vice President of Technology for Key Corp.

      Leonard Riggio is a director. Mr. Riggio was the Chairman of the Board of GameStop, Inc. since its acquisition by Barnes & Noble in June 2000 and of Babbage’s Etc. since he formed it in November 1996 until the completion of our common stock offering in February 2002. Mr. Riggio has been Chairman of the Board and a principal stockholder of Barnes & Noble since its inception in 1986 and served as Chief Executive Officer from its inception in 1986 until February 2002. In addition, Mr. Riggio has been Chairman of the Board of barnesandnoble.com inc. (“Barnes & Noble.com”) since its inception in February 1997. Since 1965, Mr. Riggio has been Chairman of the Board, Chief Executive Officer and the principal stockholder of Barnes & Noble College Bookstores, Inc., one of the largest operators of college bookstores in the country. Since 1985, Mr. Riggio has been Chairman of the Board and a principal beneficial owner of MBS Textbook Exchange, Inc., one of the nation’s largest wholesalers of college textbooks.

      Michael N. Rosen is our Secretary and a director. Mr. Rosen has served in the same capacities for GameStop, Inc. since its acquisition by Barnes & Noble in June 2000. Mr. Rosen has also been Secretary of Babbage’s Etc. since its acquisition by Barnes & Noble in October 1999. Mr. Rosen has been Chairman of Robinson Silverman Pearce Aronsohn & Berman LLP, counsel to our company, for more than the past five years. Mr. Rosen is also a director of Barnes & Noble and Barnes & Noble.com.

Board of Directors

      Our board of directors currently consists of three directors. We expect to appoint additional directors, including at least three independent directors.

      Our certificate of incorporation divides our board of directors into three classes: Class I, whose terms will expire at the annual meeting of stockholders to be held in 2003, Class II, whose terms will expire at the annual meeting of stockholders to be held in 2004, and Class III, whose terms will expire at the annual meeting of stockholders to be held in 2005. Michael N. Rosen is in Class I; R. Richard Fontaine is in Class II; and Leonard Riggio is in Class III. At each annual meeting of stockholders beginning in 2003, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.

      In addition, our certificate of incorporation provides that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors.

Executive Officers

      Our executive officers are elected by our board of directors on an annual basis and serve until the next annual meeting of our board of directors or until their successors have been duly elected and qualified.

Board Committees

      Our board will establish an audit committee and a compensation committee. The audit committee will select, subject to stockholders’ approval, the independent public accountants to audit our annual financial statements and will establish the scope of, and oversee, the annual audit. The compensation committee will make recommendations to our board regarding the approval of employment agreements, management and consultant hiring and executive compensation.

      The audit committee and the compensation committee will each consist of three directors who meet all requirements imposed by Securities and Exchange Commission rules and regulations and the rules and regulations of the New York Stock Exchange. The audit committee will be composed of three independent directors, each of whom will be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and statement of cash flows. In addition, at least one member of the audit committee will have accounting or related financial management expertise. In keeping with New York Stock Exchange listing requirements, our board of directors will adopt a charter for our audit committee. We will file this charter at least once every three years as an appendix to the annual proxy statement that we will file with the Securities and Exchange Commission.

      Our board may establish other committees from time to time to facilitate the management of the business and affairs of our company.

Compensation of Directors

      Directors who are not employees or officers of our company or Barnes & Noble will receive compensation in amounts to be determined. In addition, we will reimburse our directors for expenses in connection with attendance at board and committee meetings. Other than with respect to reimbursement of expenses, directors who are our employees or officers will not receive additional compensation for their services as directors.

Compensation Committee Interlocks and Insider Participation

      Our board will establish a compensation committee. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee, except that Leonard Riggio, one of our directors, is also the Chairman of the Board of Barnes & Noble and Michael Rosen, our Secretary and a director, is also the Secretary and a director of Barnes & Noble.

Item 11.     Executive Compensation

      The following table sets forth the compensation earned during the years indicated by our chief executive officer and our other four most highly compensated executive officers. All information set forth in this table reflects compensation earned by the named individuals for services with Barnes & Noble and its subsidiaries.

				Long-Term
				Compensation Awards

						Securities
				Securities		Underlying
		Annual		Underlying		Barnes &
		Compensation(1)		GameStop		Noble
Name and	Fiscal			Options		Options	All Other
Principal Position	Year	Salary($)	Bonus($)	(Shs.)		(Shs.)	Compensation($)

R. Richard Fontaine	2001	$339,552	$681,400	600,000	(7)	—	$8,945	(2)
Chief Executive Officer	2000	328,933	—	562,500	(8)	—	—
	1999	302,885	210,000	—		5,229	6,048,085	(2)(3)(5)
Daniel A. DeMatteo	2001	282,945	567,800	600,000	(7)	—	6,963	(2)
President and Chief	2000	274,111	—	562,500	(8)	—	—
Operating Officer	1999	252,404	175,000	—		4,358	6,040,883	(2)(3)(5)
David W. Carlson	2001	198,731	225,000	351,000	(7)	—	7,966	(2)
Executive Vice President,	2000	187,962	—	450,000	(8)	—	6,500	(2)
Chief Financial Officer	1999	172,500	84,000	—		2,988	3,762,324	(2)(4)
and Assistant Secretary
John W. Woodson	2001	257,431	175,000	252,000	(7)	—	6,361	(2)
President of Strip	2000 (6)	134,615	100,000	450,000	(8)	—	62,820
Center Stores	1999	—	—	—		—	—
Leonard Riggio	2001	250,000	75,000	4,500,000	(8)	700,000	—
Chairman of the Board(9)	2000	250,000	150,000	—		—	—
	1999	324,615	56,250	—		—	—

(1)	None of the perquisites or other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by each named executive officer.

(2)	Includes contributions under our 401(k) plan.

(3)	Includes a $6,025,000 bonus in connection with the sale of Babbage’s Etc. to Barnes & Noble.

(4)	Includes a $3,750,000 bonus in connection with the sale of Babbage’s Etc. to Barnes & Noble.

(5)	Includes insurance premiums paid by us.

(6)	Mr. Woodson commenced employment with us in June 2000. His annual salary was $250,000 for fiscal 2000. Mr. Woodson also received a signing bonus upon the commencement of his employment with us.

(7)	Reflects options granted on February 13, 2002, based on performance for the fiscal year ended February 2, 2002.

(8)	The securities underlying GameStop options reflect the issuance of replacement options previously issued to purchase shares of common stock of GameStop, Inc. and have the same economic and vesting terms as the options they replaced.

(9)	Leonard Riggio was our Chairman of the Board through the fiscal year ended February 2, 2002 and until February 12, 2002. The amounts paid through October 1999 reflect Mr. Riggio’s annual compensation from Babbage’s Etc. Since Barnes & Noble’s acquisition of Babbage’s Etc. in November 1999, a portion of the compensation paid to Mr. Riggio by Barnes & Noble was allocated to us as selling, general and administrative expense.

Grants of Stock Options in Last Fiscal Year

      The following table shows all grants of options to acquire shares of Barnes & Noble common stock and our Class A common stock granted to the executive officers named in the summary compensation table in the “Executive Compensation” section for the year ended February 2, 2002. With the exception of the grant of options to Leonard Riggio, the grant of options to acquire shares of our Class A common stock were granted on February 13, 2002, based on performance for the year ended February 2, 2002. The potential realizable value is calculated based on the term of the option at its date of grant. It is calculated assuming that the fair market value of Barnes & Noble common stock and our Class A common stock on the date of grant appreciates at the indicated annual rates compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

		% of				Potential Realizable Value
	Number of	Total				at Assumed Annual Rates
	Securities	Options	Exercise	Market		of Stock Price Appreciation
	Underlying	Granted	or Base	Price on		for Option Term
	Options	in Fiscal	Price	Date of	Expiration
	Granted	Year	($/Shs.)	Grant	Date	5% ($)	10% ($)

R. Richard Fontaine
GameStop Class A common stock	600,000	6.7%	$18.00	$18.00	2/12/12	$6,792,062	$17,212,419
Daniel A. DeMatteo
GameStop Class A common stock	600,000	6.7%	$18.00	$18.00	2/12/12	$6,792,062	$17,212,419
David W. Carlson
GameStop Class A common stock	351,000	3.9%	$18.00	$18.00	2/12/12	$3,973,356	$10,069,265
John W. Woodson
GameStop Class A common stock	252,000	2.8%	$18.00	$18.00	2/12/12	$2,852,666	$7,229,216
Leonard Riggio
GameStop Class A common stock	4,500,000	50.0%	$4.51	$4.51	6/05/11	$12,750,839	$32,313,128
Barnes & Noble, Inc. common stock	700,000	31.8%	$23.65	$23.65	3/12/11	$10,411,351	$26,384,406

Fiscal Year End Option Value

      The following table provides information for the executive officers named in the summary compensation table in the “Executive Compensation” section regarding exercises of options to purchase shares of Barnes & Noble common stock and options to purchase shares of our Class A common stock during the year ended February 2, 2002 and our options held as of February 2, 2002 by any of our named executive officers. The number of shares of our Class A common stock underlying the options reflects the issuance of replacement options previously issued to purchase shares of common stock of GameStop, Inc. and have the same economic and vesting terms as the options they replaced. The values realized upon exercise in the table have been calculated using the stock price at the times of exercise. The year-end values in the table for Barnes & Noble common stock have been calculated based on the $33.50 per share closing price of the Barnes & Noble common stock on February 1, 2002 (the last trading date of the fiscal year), less the applicable exercise price. There was no public trading market for our common stock as of February 2, 2002. Accordingly, the year-end values in the table for our Class A common stock have been calculated based on the price at which the company completed its public offering of common stock on February 12, 2002 of $18.00 per share, less the applicable exercise price.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year End		Fiscal Year End(1)(2)
	Acquired	Value
	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

			(Shs.)		($)
R. Richard Fontaine
Barnes & Noble common stock	—	—	2,614	2,615	$36,759	$36,773
GameStop Class A common stock	—	—	187,500	375,000	2,713,750	5,427,500
Daniel A. DeMatteo
Barnes & Noble common stock	1,089	$17,928	1,090	2,179	15,321	30,642
GameStop Class A common stock	—	—	187,500	375,000	2,713,750	5,427,500
David W. Carlson
Barnes & Noble common stock	6,155	99,026	1,494	1,494	21,009	21,009
GameStop Class A common stock	—	—	150,000	300,000	2,171,000	4,342,000
John W. Woodson
Barnes & Noble common stock	—	—	—	—	—	—
GameStop Class A common stock	—	—	150,000	300,000	2,171,000	4,342,000
Leonard Riggio
Barnes & Noble common stock	—	—	1,318,750	700,000	28,566,502	6,895,000
GameStop Class A common stock	—	—	4,500,000	—	60,725,000	—

(1)	The closing price of Barnes & Noble common stock on February 1, 2002 was $33.50 per share.

(2)	There was no public trading market for our common stock as of February 2, 2002. Accordingly, these values have been calculated based on the price at which the company completed its public offering of common stock on February 12, 2002 of $18.00 per share, less the applicable exercise price per share, multiplied by the number of shares.

Stock Incentive Plan

      General. We have issued stock options to our employees under our 2001 Incentive Plan. The 2001 Incentive Plan provides for the grant of options to key officers, employees, consultants, advisors and directors of our company and our parent, our subsidiaries and affiliates selected from time to time by our compensation committee. The purpose of the 2001 Incentive Plan is to assist us in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees who will contribute to our success and to achieve long-term objectives which will inure to the benefit of all our stockholders through the additional incentive inherent in the ownership of our Class A common stock. Awards under the 2001 Incentive Plan may take the form of stock options, including corresponding share appreciation rights (“SARs”) and reload options, restricted stock awards and stock purchase awards.

      Options available and outstanding. A total of 13,310,250 shares of Class A common stock are currently subject to outstanding options. The maximum number of shares that may be the subject of awards under the 2001 Incentive Plan is 15,000,000 shares and in any given year, the maximum number of shares with respect to which options or SARs may be granted to any employee is 4,500,000 shares.

      2001 Incentive Plan Administration. Our compensation committee will administer the 2001 Incentive Plan. Subject to the provisions of the 2001 Incentive Plan, the compensation committee has authority, in its sole discretion, to grant awards under the 2001 Incentive Plan, to interpret the provisions of the 2001 Incentive Plan and, subject to the requirements of applicable law, to prescribe, amend, and rescind rules and regulations relating to the 2001 Incentive Plan or any award thereunder as it may deem necessary or advisable.

      Options. The 2001 Incentive Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, and “nonqualified stock options” that do not meet such requirements. The term of each option is determined by the compensation committee, but no incentive stock option may be exercised more than ten years after the date of grant. Options may also be subject to restrictions on exercise, such as exercise in periodic installments, as determined by the compensation committee. In general, the exercise price for incentive stock options must be at least equal to 100% of the fair market value of the shares on the date of the grant and the exercise price for nonqualified stock options will be determined by the compensation committee at the time of the grant. The exercise price can be paid in cash, or if approved by the compensation committee, by delivery of a promissory note, by tendering shares owned by the participant, or any combination of the foregoing. Options are not transferable except by will or the laws of descent and distribution and may generally be exercised only by the participant (or his guardian or legal representative) during his or her lifetime, provided, however, the nonqualified stock options may, under certain circumstances, be transferable to family members and trusts for the benefit of the participant or his family members. Upon completion of the initial public offering, we issued options to purchase shares of our Class A common stock in replacement of options previously issued to purchase common stock of GameStop, Inc. The replacement options have the same economic and vesting terms as the options they replaced.

      Share Appreciation Rights. The 2001 Incentive Plan provides that SARs may be granted in connection with the grant of options. Each SAR must be associated with a specific option and must be granted at the time of grant of such option. A SAR is exercisable only to the extent the related option is exercisable. Upon the exercise of a SAR, the recipient is entitled to receive from us up to, but no more than, an amount in cash or shares equal to the excess of (i) the fair market value of one share on the date of such exercise over (ii) the exercise price of any related option, multiplied by the number of shares in respect of which such SAR shall have been exercised. Upon the exercise of a SAR, the related option, or the portion thereof in respect of which such SAR is exercised, will terminate. Upon the exercise of an option granted in tandem with a SAR, such tandem SAR will terminate.

      Reload Options. The compensation committee may grant, concurrently with the award of any option, a reload option to purchase for cash or shares a number of shares equal to (i) the number of shares delivered by the participant to us to exercise the underlying option and (ii) the number of shares used to satisfy any tax withholding requirement incident to the exercise of the underlying option. Although an underlying option may be an incentive stock option, a reload option is not intended to qualify as an incentive stock option. A reload option will have the same expiration date as the underlying option and an exercise price equal to the fair market value of the shares on the date the underlying option is exercised. A reload option is exercisable six months from the date of grant.

      Restricted Stock. The compensation committee may award restricted shares under the 2001 Incentive Plan. Restricted shares give a participant the right to receive shares subject to a risk of forfeiture based upon certain conditions. The forfeiture restrictions on the shares may be based upon performance standards, length of service or other criteria as the compensation committee may determine. Until all restrictions are satisfied, lapsed or waived, we will maintain custody over the restricted shares but the participant will be able to vote the shares and will be entitled to all distributions paid with respect to the shares, as provided by the compensation committee. During such restrictive period, the restricted shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Upon termination of employment, the participant forfeits the right to the shares to the extent the applicable performance standards, length of service requirements, or other measurement criteria have not been met.

      Stock Purchase Awards. The 2001 Incentive Plan also permits the grant of stock purchase awards. Participants who are granted a stock purchase award are provided with a loan to enable them to pay the purchase price for the shares acquired pursuant to the award. The compensation committee will determine the term of a stock purchase loan. The purchase price of shares acquired with a stock purchase loan is the price equal to the fair market value on the date of the award. The 2001 Incentive Plan provides that up to 100% of the stock purchase loan may be forgiven over the loan term subject to such terms and conditions as the compensation committee shall determine, provided that the participant has not resigned as an employee of our company. At the end of the loan term, the unpaid balance of the stock purchase loan will be due and payable. The compensation committee will determine the interest rate, if any, on a stock purchase loan. Stock purchase loans will be secured by a pledge to us of the shares purchased pursuant to the stock purchase award and such loans will be recourse or non-recourse as determined by the compensation committee.

      Antidilution Provisions. The compensation committee may adjust the number of shares authorized to be issued under the 2001 Incentive Plan and subject to outstanding awards (and the grant or exercise price thereof) to prevent dilution or enlargement of rights in the event of any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares or other securities, the issuance of warrants or other rights to purchase shares or other securities, or other similar capitalization change.

      Termination and Amendment. The 2001 Incentive Plan will terminate by its terms and without any action by the Board of Directors in 2011. No awards may be made after that date. Awards outstanding on such termination date will remain valid in accordance with their terms.

      The compensation committee may alter, amend, suspend or terminate the 2001 Incentive Plan as it deems advisable, subject to any requirement for stockholder approval imposed by applicable law, including Sections 162(m) and 422 of the Code, or any rule of any stock exchange or quotation system on which shares are listed or quoted; provided that the compensation committee may not amend the 2001 Incentive Plan, without the approval of our stockholders, to increase the number of shares that may be the subject of options under the 2001 Incentive Plan.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      All of our Class B common stock is currently indirectly owned by Barnes & Noble, a publicly held company that is listed on the New York Stock Exchange under the symbol “BKS” and, therefore, none of our officers or directors owns any of our Class B common stock. As of April 11, 2002, Barnes & Noble beneficially owned 63.4% of our outstanding common stock, which represents 94.5% of the combined voting power of all classes of our voting stock. Except for Barnes & Noble and Leonard Riggio, we are not aware of any person or group that beneficially owns more than 5% of the outstanding shares of our common stock.

      The following table sets forth the number of shares of our Class A common stock and currently exercisable options to purchase such stock beneficially owned on February 2, 2002 by each director and each of the executive officers named in the summary compensation table in the “Executive Compensation” section, and all of our directors and executive officers as a group. Except as otherwise noted, the individual director or executive officer or his family members had sole voting and investment power with respect to the identified securities. The total number of shares of our Class A common stock outstanding as of April 11, 2002 was 20,804,688.

	Shares Beneficially Owned
	Class A Common Stock

	Number of		Percentage
Name	Shares(1)		of Class

R. Richard Fontaine	187,600	(2)	*
Daniel A. DeMatteo	187,500	(3)	*
David W. Carlson	150,000	(3)	*
John W. Woodson	150,000	(3)	*
Leonard Riggio	4,500,000	(3)	17.8%
Michael N. Rosen	—		—
All directors and executive officers as a group (6 persons)(2)	5,175,100		19.9%

*	Less than 1.0%

(1)	Includes options exercisable within 60 days following April 11, 2002.

(2)	All but 100 of these shares are issuable upon exercise of stock options.

(3)	All of these shares are issuable upon exercise of stock options.

Changes in Control

      Barnes & Noble has pledged to its lenders its ownership interest in the entity that owns our shares of Class B common stock as collateral for its credit facility. If Barnes & Noble defaults on its credit facility, our common stock owned by Barnes & Noble could be transferred to its lenders or sold to third parties. There can be no assurance that any new owner will have the qualifications or ability to successfully operate our business.

Item 13.     Certain Relationships and Related Transactions

Agreements with Barnes & Noble

      In connection with the consummation of our recently completed common stock offering, we entered into various agreements with Barnes & Noble relating to our relationship with Barnes & Noble following the completion of the offering.

     Separation Agreement

      We entered into a “separation agreement” with Barnes & Noble, which governs our respective rights and duties with respect to the offering and the possible distribution to Barnes & Noble stockholders of its shares of our capital stock, if any, and contains covenants designed to facilitate such a distribution and to protect its intended tax-free nature. However, we cannot assure you as to whether or when such a distribution will occur.

      If Barnes & Noble decides to pursue a distribution to its stockholders, we have agreed that we will cooperate with Barnes & Noble in all respects to accomplish a distribution and, at Barnes & Noble’s direction, promptly take all actions necessary or desirable to effect a distribution to Barnes & Noble stockholders, including the registration under the Securities Act of 1933, as amended, of Barnes & Noble’s shares of our capital stock.

      We have also agreed that, as a result of the ownership by Barnes & Noble of a significant portion of our common stock and in order for Barnes & Noble to pursue a distribution to Barnes & Noble stockholders of our common stock which would qualify as a tax-free distribution under Section 355 of the Code to Barnes & Noble and its stockholders (Section 355 distribution), we will not take certain actions without the approval of Barnes & Noble, including:

•	issuing or agreeing to issue shares of our capital stock in an amount that would result in Barnes & Noble ceasing to own an amount of our capital stock which constitutes “control” for purposes of Section 368(c) of the Code or any successor statute or provision, as such definition may be amended from time to time;

•	until two years after a Section 355 distribution, entering into or permitting any transaction or series of transactions which would result in a person or persons acquiring or having the right to acquire shares of our capital stock that would comprise 50% or more of either the value of all outstanding shares of our capital stock or the total combined voting power of our outstanding voting stock; and

•	until two years after a Section 355 distribution, liquidating, disposing of, or otherwise discontinuing the conduct of any portion of our active trade or business.

      We have generally agreed to indemnify Barnes & Noble and its affiliates against any and all tax-related losses incurred by Barnes & Noble in connection with any proposed tax assessment or tax controversy with respect to a Section 355 distribution to Barnes & Noble stockholders to the extent caused by any breach by us of any of our representations, warranties or covenants made in the separation agreement. This indemnification does not apply to actions which Barnes & Noble permits us to take as a result of a determination under the tax-related covenants described above.

      In addition, we have agreed that, so long as Barnes & Noble owns at least 50% of our existing common stock, we will not, without their approval:

•	take any action which has the effect of limiting Barnes & Noble’s ability to freely sell, pledge or otherwise dispose of shares of our common stock or limiting the legal rights of or denying any benefit to Barnes & Noble as a stockholder of us in a manner not applicable to our stockholders generally;

•	issue any shares of common stock or any rights, warrants or options to acquire our common stock, if after giving effect to such issuance, Barnes & Noble would own less than 50% of the then outstanding shares of our common stock; or

•	to the extent that Barnes & Noble is a party to, or enters into, any agreements that provide that actions of its subsidiaries may result in its being in breach or default under any agreement, and we have been advised of the existence of these agreements, take any actions that may result in Barnes & Noble being in breach or default.

      In addition, we have agreed that, for so long as Barnes & Noble is required to consolidate our results of operations and financial position or account for its investment in our company, we will (1) provide Barnes & Noble with financial information regarding our company and our subsidiaries, copies of all quarterly and annual financial information and other reports and documents we intend to file with the SEC prior to such filings, as well as final copies upon filing and copies of our budgets and financial projections, as well as the opportunity to meet with our management to discuss such budgets and projections; (2) consult with Barnes & Noble regarding the timing and content of earnings releases; (3) cooperate fully, and cause our accountants to cooperate fully, with Barnes & Noble in connection with any of its public filings; (4) use our best efforts to enable our auditors to complete their audit of our financial statements such that they will date their opinion the same date that they date their opinion on Barnes & Noble’s financial statements; (5) provide to Barnes & Noble and its auditors all information required for Barnes & Noble to meet its schedule for the filing and distribution of its financial statements; (6) make available to Barnes & Noble and its auditors work papers related to the annual audit of our company as well as access to the personnel who perform the annual audit and our and our subsidiaries’ books and records so that Barnes & Noble and its auditors may conduct reasonable audits relating to our financial statements; (7) adhere to generally accepted accounting principles, applied in a manner consistent with Barnes & Noble; and (8) notify and consult with Barnes & Noble regarding any changes to our accounting principles.

      We have generally agreed to indemnify Barnes & Noble and its affiliates against all liabilities arising out of any incorrect, inaccurate or incomplete financial or other information we provide to Barnes & Noble pursuant to the terms of the separation agreement.

     Insurance Agreement

      We entered into an “insurance agreement” with Barnes & Noble, pursuant to which Barnes & Noble will allow us to participate in Barnes & Noble’s worker’s compensation, property and general liability and directors’ and officers’ liability insurance programs. We will reimburse Barnes & Noble for our pro rata share of the cost of providing these insurance programs. In fiscal 2000 and 2001, as a subsidiary of Barnes & Noble, Barnes & Noble allocated approximately $632,000 and $1,291,000, respectively, to us in relation to our insurance program.

      The insurance agreement will remain in force unless terminated:

•	by mutual agreement of us and Barnes & Noble;

•	by us, as to all or any portion of the services upon not less than 180 days’ prior notice;

•	by Barnes & Noble upon not less than 180 days’ prior notice;

•	by either us or Barnes & Noble because of an uncured default by either of us;

•	by declaration of the agreement’s invalidity under applicable law or force majeure; or

•	automatically, in the event of the bankruptcy or a change of control of either us or Barnes & Noble.

     Operating Agreement

      We entered into an “operating agreement” with Barnes & Noble, pursuant to which we will operate the existing video game departments in 12 Barnes & Noble stores. We will pay Barnes & Noble a licensing fee equal to 7.0% of the aggregate gross sales of each such department. In fiscal 2000 and 2001, Barnes & Noble allocated approximately $886,000 and $1,098,000, respectively, to us in connection with our operation of such departments in Barnes & Noble stores.

      The operating agreement will remain in force unless terminated:

•	by mutual agreement of us and Barnes & Noble;

•	automatically, in the event that we no longer operate any department within Barnes & Noble’s stores;

•	by us or Barnes & Noble, with respect to any department, upon not less than 30 days prior notice;

•	by Barnes & Noble because of an uncured default by us;

•	automatically, with respect to any department, if the applicable store lease in which we operate that department expires or is terminated prior to its expiration date; or

•	automatically, in the event of the bankruptcy or a change in control of either us or Barnes & Noble.

     Tax Disaffiliation Agreement

      We entered into a “tax disaffiliation agreement” with Barnes & Noble which governs the allocation of federal, state, local and foreign tax liabilities and contains agreements with respect to other tax matters arising prior to and after the date of the offering. The tax disaffiliation agreement became effective at the time of the offering and, among other things, sets forth the procedures for amending returns filed prior to the date of the offering, tax audits and contests and record retention. In general, we are responsible for filing and paying our separate taxes for periods after the offering and Barnes & Noble is responsible for filing and paying its separate taxes for periods after the offering. In general, with respect to consolidated or combined returns that include Barnes & Noble and us prior to the offering, Barnes & Noble is responsible for filing and paying the related tax liabilities and will retain any related tax refunds.

      Under the tax disaffiliation agreement, without the prior written consent of Barnes & Noble, we may not amend any tax return for a period in which we were a member of Barnes & Noble’s consolidated tax group. Barnes & Noble has the sole right to represent the interests of its consolidated tax group, including our company, in any tax audits, litigation or appeals that involve, directly or indirectly, periods prior to the time that we ceased to be a member of their consolidated tax group (the date of the offering), unless we are solely liable for the taxes at issue and any redetermination of taxes would not result in any additional tax liability or detriment to any member of Barnes & Noble’s consolidated tax group. In addition, we and Barnes & Noble have agreed to provide each other with the cooperation and information reasonably requested by the other in connection with the preparation or filing of any amendment to any tax return, the determination and payment of any amounts owed relating to periods prior to the date of the offering and in the conduct of any tax audits, litigation or appeals.

      We and Barnes & Noble have agreed to indemnify each other for tax or other liabilities resulting from the failure to pay any taxes required to be paid under the tax disaffiliation agreement, tax or other liabilities resulting from negligence in supplying inaccurate or incomplete information or the failure to cooperate with the preparation of any tax return or the conduct of any tax audits, litigation or appeals. The tax disaffiliation agreement requires us to retain records, documents and other information necessary for the audit of tax returns relating to periods prior to the date we ceased to be a member of Barnes & Noble’s consolidated tax group and to provide reasonable access to Barnes & Noble with respect to such records, documents and information.

     Registration Rights Agreement

      In the event that Barnes & Noble does not divest itself of all of its shares of our common stock in a distribution, Barnes & Noble could not freely sell all of its shares without registration under the Securities Act. Accordingly, we entered into a registration rights agreement with Barnes & Noble to provide it with registration rights relating to the shares of our common stock which it holds.

      The registration rights agreement provides Barnes & Noble with registration rights relating to the shares of our common stock held by Barnes & Noble immediately after the offering and any shares of our common stock Barnes & Noble acquires thereafter. Barnes & Noble is able to require us to register under the Securities Act all or any portion of our shares covered by the registration rights agreement. In addition, the registration rights agreement provides for various piggyback registration rights for Barnes & Noble. Whenever we propose to register any of our securities under the Securities Act for ourselves or others, subject to customary exceptions, we must provide prompt notice to Barnes & Noble and include in that registration all shares of our stock which Barnes & Noble owns and requests to be included.

      The registration rights agreement sets forth customary registration procedures, including an agreement by us to make available our senior management for roadshow presentations. All registration expenses incurred in connection with any registration, other than underwriting commissions, will be paid by us. In addition, we are required to reimburse Barnes & Noble for the fees and disbursements of its outside counsel retained in connection with any such registration. The registration rights agreement also imposes customary indemnification and contribution obligations on us for the benefit of Barnes & Noble and any underwriters, although Barnes & Noble must indemnify us for any liabilities resulting from information provided by Barnes & Noble.

      Barnes & Noble’s rights under the registration rights agreement remain in effect with respect to the shares covered by the agreement until:

•	those shares have been sold under an effective registration statement under the Securities Act;

•	those shares have been sold to the public under Rule 144 under the Securities Act; or

•	those shares have been transferred in a transaction where a subsequent public distribution of those shares would not require registration under the Securities Act.

Intercompany Loan

      Barnes & Noble incurred an aggregate of approximately $202.4 million of indebtedness in connection with its acquisition of Babbage’s Etc. LLC in October 1999 and an aggregate of approximately $159.1 million of indebtedness in connection with its acquisition of Funco, Inc. (now known as GameStop, Inc.) in June 2000, for an aggregate of approximately $361.5 million of indebtedness. Barnes & Noble and we have treated this amount plus additional amounts that Barnes & Noble has provided from time to time to fund our operations as an intercompany loan owed to Barnes & Noble by us. Immediately prior to the closing of the offering, Barnes & Noble contributed to us as additional paid-in capital the difference between the aggregate amount of the intercompany loan balance and $250.0 million. This $250.0 million was evidenced by a demand note and repaid with a portion of the net proceeds from the offering. The capital contribution by Barnes & Noble was $150.0 million as of the closing of the offering.

Relationship with Barnes & Noble.com

      On May 1, 2001, we entered into an agreement with barnesandnoble.com llc, a company in which Barnes & Noble owns an approximate 36% interest, pursuant to which we sell video game products and PC entertainment software through barnesandnoble.com’s web site. We pay barnesandnoble.com a referral fee based on our net sales revenue resulting from purchases made through their web site.

Other Relationships

      In October 1999, Barnes & Noble acquired Babbage’s Etc. for $208.7 million from the owners of Babbage’s Etc., which included Leonard Riggio, R. Richard Fontaine and Daniel A. DeMatteo. Because our

earnings before interest, taxes, depreciation and amortization for fiscal 2001 exceeded $54.3 million, Barnes & Noble made an additional payment to the former owners of Babbage’s Etc. of approximately $9.7 million in March 2002.

      In fiscal 2001, we purchased approximately $125,000 of merchandise from Barnes & Noble.

      Michael N. Rosen, our Secretary and one of our directors, is the Chairman of Robinson Silverman Pearce Aronsohn & Berman LLP. This law firm represents Barnes & Noble and its subsidiaries, including us. Mr. Rosen is also the Secretary and a director of Barnes & Noble.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this Form 10-K:

(1) Index and Consolidated Financial Statements

(2) Financial Statement Schedules required to be filed by Item 8 of this form:

The following financial statement schedule for the 39 weeks ended October 30, 1999, the thirteen weeks ended January 29, 2000, the 53 weeks ended February 3, 2001 and the 52 weeks ended February 2, 2002 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

      For the 39 weeks ended October 30, 1999, the thirteen weeks ended January 29, 2000, the 53 weeks ended February 3, 2001 and the 52 weeks ended February 2, 2002

	Balance at	Charged to	Charged to	Write-offs	Balance at
	Beginning	Costs and	Other Accounts —	Net of	End of
	of Period	Expenses	Accounts Payable	Recoveries	Period

	(In thousands)
Inventory Reserve, deducted from asset accounts

Predecessor:
39 Weeks Ended October 30, 1999	$4,371	$5,567	$1,816	$6,335	$5,419

Successor:
13 Weeks Ended January 29, 2000	5,419	3,439	1,992	3,356	7,494
53 Weeks Ended February 3, 2001	7,494	10,649	5,314	15,059	8,398
52 Weeks Ended February 2, 2002	8,398	16,578	7,878	22,454	10,400

      All other schedules are omitted because they are not applicable.

      (b) Reports on Form 8-K

           None.

      (c) Exhibits:

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation.**
3.2	Bylaws.**
10.1	Separation Agreement, between Barnes & Noble and GameStop Corp.***
10.2	Tax Disaffiliation Agreement, between Barnes & Noble and GameStop Corp.**
10.3	Insurance Agreement, between Barnes & Noble and GameStop Corp.**

Exhibit
Number	Description

10.4	Operating Agreement, between Barnes & Noble and GameStop Corp.**
10.5	2001 Incentive Plan.***
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.**
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.**
10.8	Registration Rights Agreement, between Barnes & Noble and GameStop Corp.**
10.9	Form of Revolving Credit Agreement, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.**
10.10	Form of Security Agreement by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.**
10.11	Form of Subsidiary Guaranty by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.**
10.12	Form of Securities Collateral Pledge Agreement between Gamestop Corp. and Fleet National Bank, as Administrative Agent.**
10.13	Form of Patent and Trademark Securities Agreement between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.**
11.1	Statement re: Calculation of Net Earnings (Loss) Per Common Share.
21.1	Subsidiaries.*
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of Ernst & Young LLP.

*	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).

**	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

***	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 1, 2002	GAMESTOP CORP.

By:	/s/ R. RICHARD FONTAINE

R. Richard Fontaine
Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ R. RICHARD FONTAINE R. Richard Fontaine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 1, 2002

/s/ DAVID W. CARLSON David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Accounting and Financial Officer)	May 1, 2002

/s/ MICHAEL N. ROSEN Michael N. Rosen	Secretary and Director	May 1, 2002

/s/ LEONARD RIGGIO Leonard Riggio	Director	May 1, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of

GameStop Corp.
Grapevine, Texas

      We have audited the accompanying consolidated balance sheets of GameStop Corp. as of February 3, 2001 and February 2, 2002 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the 13 weeks ended January 29, 2000, 53 weeks ended February 3, 2001, 52 weeks ended February 2, 2002 (Successor Company) and the 39 weeks ended October 30, 1999 (Predecessor Company). We have also audited the schedule listed in Item 14(a)(2) of this Form 10-K. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. as of February 3, 2001 and February 2, 2002 and the results of its operations and its cash flows for the 13 weeks ended January 29, 2000, 53 weeks ended February 3, 2001 and 52 weeks ended February 2, 2002 (Successor Company) and 39 weeks ended October 30, 1999 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 of the consolidated financial statements, the Predecessor Company was acquired on October 30, 1999 in a business combination accounted for as a purchase. As a result, the consolidated financial statements of the Successor Company are presented on a new basis of accounting from the consolidated financial statements of the Predecessor Company and, therefore, are not comparable.

/s/ BDO Seidman, LLP

BDO SEIDMAN, LLP

Dallas, Texas

March 21, 2002

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

			February 2,
			2002
	February 3,	February 2,	Pro Forma
	2001	2002	(Note 12)

			(Unaudited)

	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$8,641	$80,750	$80,750
Receivables, net	3,726	5,930	5,930
Merchandise inventories	108,853	138,351	138,351
Prepaid expenses and other current assets	13,682	8,255	8,255
Deferred taxes	3,533	3,418	3,418

Total current assets	138,435	236,704	236,704

Property and equipment:
Leasehold improvements	20,874	27,898	27,898
Fixtures and equipment	45,236	57,579	57,579

	66,110	85,477	85,477
Less accumulated depreciation and amortization	14,742	33,854	33,854

Net property and equipment	51,368	51,623	51,623

Goodwill, net	319,418	317,957	317,957
Other noncurrent assets	536	559	559

Total other assets	319,954	318,516	318,516

Total assets	$509,757	$606,843	$606,843

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$102,837	$148,597	$148,597
Accrued liabilities	37,324	57,000	57,000

Total current liabilities	140,161	205,597	205,597

Payable to Barnes & Noble, Inc.	385,148	399,623	250,000
Deferred taxes	2,862	3,065	3,065
Other long-term liabilities	2,196	2,543	2,543

	390,206	405,231	255,608

Total liabilities	530,367	610,828	461,205

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; no shares issued and outstanding	—	—	—
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36	36
Additional paid-in-capital	(15,902)	(6,237)	143,386
Retained earnings (deficit)	(4,744)	2,216	2,216

Total stockholders’ equity (deficit)	(20,610)	(3,985)	145,638

Total liabilities and stockholders’ equity (deficit)	$509,757	$606,843	$606,843

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor
	Company	Successor Company

	39 Weeks	13 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended	Ended
	October 30,	January 29,	February 3,	February 2,
	1999	2000	2001	2002

	(In thousands, except per share data)
Sales	$329,392	$223,748	$756,697	$1,121,138
Cost of sales	246,865	174,808	570,995	854,035

Gross profit	82,527	48,940	185,702	267,103
Selling, general and administrative expenses	68,112	30,019	157,891	202,719
Acquisition incentive bonuses	26,789	—	—	—
Depreciation and amortization	4,475	1,926	12,974	19,172
Amortization of goodwill	—	1,687	9,223	11,125

Operating earnings (loss)	(16,849)	15,308	5,614	34,087
Interest income	(169)	(224)	(58)	(123)
Interest expense	1,141	3,347	23,469	19,575

Earnings (loss) before income tax expense (benefit)	(17,821)	12,185	(17,797)	14,635
Income tax expense (benefit)	100	4,968	(5,836)	7,675

Net earnings (loss)	$(17,921)	$7,217	$(11,961)	$6,960

Earnings (loss) before income taxes	(17,821)
Pro forma income tax expense (benefit)	(7,142)

Pro forma net earnings (loss)	$(10,679)

Net earnings (loss) per common share — basic		$0.20	$(0.33)	$0.19

Weighted average shares of common stock — basic		36,009	36,009	36,009

Net earnings (loss) per common share — diluted		$0.20	$(0.33)	$0.18

Weighted average shares of common stock — diluted		36,009	36,009	39,397

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

		Common Stock				Additional	Retained
	Members’					Paid in	Earnings
	Equity	Shares	Class A	Shares	Class B	Capital	(Deficit)	Total

	(In thousands)
Predecessor Company
Balance at January 30, 1999	$5,000	—	$—	—	$—	$—	$24,805	$29,805
Distributions	—	—	—	—	—	—	(27,750)	(27,750)
Net loss for the 39 weeks ended October 30, 1999	—	—	—	—	—	—	(17,921)	(17,921)

	5,000	—	—	—	—	—	(20,866)	(15,866)

Successor Company
Issuance of common stock for members’ equity and elimination of deficit upon acquisition by Barnes & Noble, Inc. on October 30, 1999	—	—	—	36,009	36	(15,902)	—	(15,866)
Net earnings for the 13 weeks ended January 29, 2000	—	—	—	—	—	—	7,217	7,217

Balance at January 29, 2000	—	—	—	36,009	36	(15,902)	7,217	(8,649)
Net loss for the 53 weeks ended February 3, 2001	—	—	—	—	—	—	(11,961)	(11,961)

Balance at February 3, 2001	—	—	—	36,009	36	(15,902)	(4,744)	(20,610)
Additional acquisition payments due to former owners	—	—	—	—	—	9,665	—	9,665
Net earnings for the 52 weeks ended February 2, 2002	—	—	—	—	—	—	6,960	6,960

Balance at February 2, 2002	$—	—	$—	36,009	$36	$(6,237)	$2,216	$(3,985)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor
	Company	Successor Company

	39 Weeks	13 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended	Ended
	October 30,	January 29,	February 3,	February 2,
	1999	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(17,921)	$7,217	$(11,961)	$6,960
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	4,475	1,926	12,974	19,172
Amortization of goodwill	—	1,687	9,223	11,125
Amortization of loan cost	207	—	—	—
Deferred taxes	—	657	2,090	319
Loss (gain) on disposal of property and equipment	40	—	(112)	1,035
Increase in other long-term liabilities for scheduled rent increases in long-term leases	278	108	326	347
Changes in operating assets and liabilities, net Receivables, net	(195)	136	(769)	(2,204)
Merchandise inventories	(15,816)	14,675	(10,800)	(29,498)
Prepaid expenses and other current assets	17	(34)	(1,986)	5,427
Accounts payable and accrued liabilities	58,783	(27,760)	518	65,436

Net cash flows provided by (used in) operating activities	29,868	(1,388)	(497)	78,119

Cash flows from investing activities:
Purchase of property and equipment	(12,073)	(4,290)	(25,131)	(20,462)
Acquisition of Babbage’s Etc., LLC by Barnes & Noble, Inc., net of cash received	—	(175,760)	—	—
Acquisition of Funco, Inc., net of cash received	—	—	(156,764)	—
Net increase (decrease) in other noncurrent assets	(1,300)	(67)	1,227	(23)

Net cash flows used in investing activities	(13,373)	(180,117)	(180,668)	(20,485)

Cash flows from financing activities:
Repayment of subordinated debt – affiliates	(10,000)	—	—	—
Increase in payable to Barnes & Noble, Inc. attributable to:
Babbage’s Etc. LLC purchase	—	175,760	—	—
Funco, Inc. purchase	—	—	159,144	—
Net increase in other payable to Barnes &
Noble, Inc.	—	1,227	24,050	14,475
Distribution to members	(27,750)	—	—	—

Net cash flows provided by (used in) financing activities	(37,750)	176,987	183,194	14,475

Net increase (decrease) in cash and cash equivalents	(21,255)	(4,518)	2,029	72,109
Cash and cash equivalents at beginning of period	32,385	11,130	6,612	8,641

Cash and cash equivalents at end of period	$11,130	$6,612	$8,641	$80,750

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

     Background and Basis of Presentation

      GameStop Corp. (GameStop or the Company) was incorporated under the laws of the State of Delaware in August 2001 as a holding company for GameStop, Inc. GameStop Corp. is a wholly-owned subsidiary of Barnes & Noble, Inc. (Barnes & Noble).

      GameStop is principally engaged in the sale of video game systems and software, personal computer software and related accessories through its GameStop, Babbage’s, Software Etc., and FuncoLand trade names, a Web site (gamestop.com) and Game Informer magazine. The Company operates their business as a single segment. The Company’s stores, which totaled 1,038 at February 2, 2002, are located in major regional shopping malls and strip centers in 49 states, Puerto Rico and Guam.

      The Company began operations in November 1996 when Leonard Riggio, the Chairman of the Board, formed Babbage’s Etc. LLC (Babbage’s) and acquired most of the assets of Neostar Retail Group, Inc. at an auction held in the U.S. Bankruptcy Court. In October 1999, Mr. Riggio sold Babbage’s to Barnes & Noble and Babbage’s became a wholly-owned subsidiary of Barnes & Noble. As a result of the acquisition of Babbage’s, on October 30, 1999, a change in control occurred, and a new reporting entity exists. The consolidated financial statements reflect “push-down” accounting in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 54 (SAB 54) under which the allocation of the purchase price and the related acquisition debt were recorded on the Company’s financial statements and the deficit in retained earnings was eliminated. Because the financial statements of the Company subsequent to the acquisition by Barnes & Noble are not directly comparable to those of the Company prior to the acquisition, a distinction was made between the “Predecessor Company” and the “Successor Company” throughout the financial statements to clearly separate the financial position, results of operations and cash flows of the Company before and after the change in control.

      During June 2000, Barnes & Noble acquired Funco, Inc., a publicly traded company on the NASDAQ National Market and, thereafter, through a corporate restructuring, Babbage’s became a wholly-owned subsidiary of Funco, Inc. In December 2000, the name of Funco, Inc. was changed to GameStop, Inc.

      Upon the effective date of the initial public offering (see Note 12), the Company’s Board of Directors approved the authorization of 5,000 shares of preferred stock, 300,000 shares of Class A common stock and 100,000 shares of Class B common stock. At the same time, the Company’s common stock outstanding was converted to 36,009 shares of Class B common stock. The consolidated financial statements and related net earnings (loss) per common share reflect the authorized number of shares as if the shares were authorized on October 31, 1999.

     Consolidation

      The consolidated financial statements include the accounts of GameStop Corp. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

     Year-End

      The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 1999 consisted of the 52 weeks ending on January 29, 2000. Fiscal 2000 consisted of the 53 weeks ending on February 3, 2001. Fiscal 2001 consisted of the 52 weeks ending on February 2, 2002.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash and Cash Equivalents

      The Company considers all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits.

     Merchandise Inventories

      Our merchandise inventories are carried at the lower of cost or market using the average cost method. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions.

     Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases (ranging from three to ten years). Capitalized lease acquisition costs are being amortized over the average lease terms of the underlying leases. Costs incurred in purchasing management information systems are capitalized and included in property and equipment; these costs are amortized over their estimated useful lives from the date the systems become operational.

     Long-Lived Assets

      The Company’s long-lived assets include property and equipment and goodwill. At February 2, 2002, the Company had $51.6 million of property and equipment, net of accumulated depreciation and 318.0 million of goodwill, net of amortization, accounting for approximately 60.9% of the Company’s total assets. The goodwill was recorded in the acquisition of Funco, Inc. and through the application of “push-down” accounting in accordance with SAB 54 in connection with the acquisition of Babbage’s by a subsidiary of Barnes & Noble. Goodwill represents the excess purchase price over tangible net assets acquired and is being amortized on a straight-line basis over a 30-year period. Accumulated amortization at February 3, 2001 and February 2, 2002 was $10,910 and $22,035, respectively. The amortization of goodwill associated with the acquisition of Babbage’s is deductible for tax purposes, whereas the amortization of goodwill associated with the Funco acquisition is not deductible for tax purposes. This non-deductible goodwill amortization affects our effective tax rate as a stand-alone corporation. The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. No write-downs have been necessary through February 2, 2002. For a further discussion, see Recently Issued Accounting Pronouncements.

     Revenue Recognition

      Revenue from the sales of the Company’s products is recognized at the time of sale. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subscription and advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of sales discounts. Magazine subscription revenue is recognized on a straight-line basis over the subscription period.

     Pre-Opening Expenses

      All costs associated with the opening of new stores are expensed as incurred. Pre-opening expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     Closed Store Expenses

      Upon a formal decision to close or relocate a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     Advertising Expenses

      The Company expenses advertising for newspapers and other media when the advertising takes place. Advertising expenses for newspapers and other media during the 39 weeks ended October 30, 1999, the 13 weeks ended January 29, 2000, the 53 weeks ended February 3, 2001 and the 52 weeks ended February 2, 2002, were $23, $56, $228 and $838, respectively.

     Income Taxes

      For periods prior to the acquisition of Babbage’s by Barnes & Noble, the Company was not subject to federal and most state income taxes, and its income was taxed directly to its members. Pro forma income taxes on the accompanying consolidated statements of operations represents what income taxes would have been had the predecessor been taxed as a “C” corporation in all jurisdictions for the 39-week period ended October 30, 1999. From the date of acquisition by Barnes & Noble, GameStop has been included in the consolidated federal tax return of Barnes & Noble. The income tax provisions (benefits) recorded in the financial statements flow through the payable to Barnes & Noble.

      Following the closing of the initial public offering (see Note 12), Barnes & Noble owned less than 80% of GameStop Corp. and, accordingly, will not be permitted to consolidate GameStop’s operations for income tax purposes. Accordingly, the financial statements for periods subsequent to the acquisition reflect income tax expense as if GameStop had filed separate income tax returns. As a result, the Company accounts for income taxes in accordance with the provisions of SFAS 109 “Accounting for Income Taxes.” SFAS 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

     Net Earnings (Loss) Per Common Share

      Net earnings (loss) per common share is presented under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of the Company’s outstanding options.

      Diluted earnings per common share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company’s net loss for the 39 weeks ended October 30, 1999 and the 53 weeks ended February 3, 2001, potentially dilutive securities have been excluded from the computation for those periods, as their effect is anti-dilutive.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Options

      The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company or its parent in amounts based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion 25 — “Accounting for Stock Issued to Employees.”

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

     Fair Values of Financial Instruments

      The carrying values of cash and cash equivalents reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets.

     Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (“SFAS 141”), No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

      SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of certain intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

      The Company’s previous business combinations were accounted for using the purchase method. As of February 2, 2002, the net carrying amount of goodwill was $317,957. Amortization expense during the 52 weeks ended February 2, 2002 was $11,125. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. Currently, the Company is assessing but has not

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

      SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the carrying amount of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on the Company’s financial position or results of operations.

      SFAS 144 prescribes financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and specifies when to test a long-lived asset for recoverability. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe this statement will have a material effect on the Company’s financial position or results of operations.

2.     Acquisitions

      On October 30, 1999, the net assets of Babbage’s were purchased by Barnes & Noble. The acquisition was accounted for by Barnes & Noble under the purchase method of accounting and the $198,967 excess of the $186,520 purchase price over the fair value of the net liabilities assumed has been recorded as goodwill by the Company through the application of “push-down” accounting in accordance with SAB 54. In connection with the acquisition of Babbage’s, its management approved bonuses for its employees aggregating $26,789 which were charged to operations during the 39 weeks ended October 30, 1999.

      The purchase agreement between Babbage’s and Barnes & Noble stipulated certain financial performance targets, which if met, would provide additional payments to the former owners of Babbage’s. GameStop’s results from operations met the specified financial performance targets for the fiscal year ended February 2, 2002. As a result, Barnes & Noble will make an additional payment in the amount of $9,665 to the former owners of Babbage’s, and GameStop has recognized additional goodwill and paid in capital in the amount of $9,665 at February 2, 2002.

      On June 14, 2000, a wholly-owned subsidiary of Barnes & Noble acquired all of the outstanding shares of Funco, Inc., a Minneapolis-based electronic games retailer. The acquisition was accounted for by Barnes & Noble under the purchase method of accounting. The excess of the $167,560 acquisition cost over the fair value of the net assets acquired, in the amount of $131,360, has been recorded as goodwill.

      The Company has allocated the purchase price to assets and liabilities based on management’s best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill as follows:

Purchase price	$159,162
Adjustment to accrued liabilities	145
Acquisition costs	8,253

Total Cost of Acquisition	$167,560

Total Cost of Acquisition	$167,560
Less: cash received	(10,651)
Adjustment to accrued liabilities	(145)

Cash paid for Funco (investing activity)	$156,764

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash	$10,651
Receivables, net	535
Inventory	28,662
Prepaids and other	10,800
Fixed assets, net	12,632
Other noncurrent assets	1,806
Accounts payable	(11,864)
Accrued liabilities	(16,515)
Other long-term liabilities	(507)
Goodwill	131,360

Total Cost of Acquisition	$167,560

      The unaudited pro forma consolidated statements of operations data for the 39 weeks ended October 30, 1999, 13 weeks ended January 29, 2000, and 53 weeks ended February 3, 2001, set forth below gives effect to the acquisitions of Babbage’s Etc. LLC and Funco, Inc. as if they occurred on January 30, 1999. The unaudited pro forma results include adjustments to reflect a full year of amortization of goodwill recorded in conjunction with the acquisition and interest on the acquisition debt.

	Predecessor
	Company	Successor Company

	39 Weeks Ended	13 Weeks Ended	53 Weeks Ended
	October 30, 1999	January 29, 2000	February 3, 2001

	(In thousands)
		(In thousands)
Sales	$474,300	$328,600	$828,000
Net earnings (loss)	$(23,600)	$9,526	$(16,439)
Net earnings (loss) per share — basic and diluted		$0.26	$(0.46)

3.     Payable to Barnes & Noble

      On November 18, 1997, Barnes & Noble obtained an $850,000, five-year senior revolving credit facility (the Revolving Credit Facility) with a syndicate led by the Chase Manhattan Bank. The Revolving Credit Facility permits borrowings at various interest rate options based upon the prime rate or London Interbank Office Rate (LIBOR) depending upon certain financial tests. The Revolving Credit Facility contains covenants, limitations, and events of default typical of credit facilities of this size and nature, including financial covenants which require and which limit capital expenditures pertaining to Barnes & Noble. The Revolving Credit Facility is secured by the capital stock, accounts receivable and general intangibles of the subsidiaries (including the Company) of Barnes & Noble.

      Amounts available under the Revolving Credit Facility were used to fund the acquisitions described in Note 2, and Barnes & Noble has allocated such debt to the Company, as reflected in the accompanying consolidated balance sheets. Barnes & Noble charged the Company interest of $3,121, $23,462 and $19,575, relating to this debt for the periods ended January 29, 2000, February 3, 2001 and February 2, 2002, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Receivables, Net

      Receivables represent primarily bankcard and other receivables as follows:

	February 3,	February 2,
	2001	2002

	(In thousands)
Bankcard receivables	$2,656	$4,090
Other receivables	1,198	1,973
Allowance for doubtful accounts	(128)	(133)

Total receivables, net	$3,726	$5,930

5.     Leases

      The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2013 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for both minimum and percentage rentals and require the Company to pay all insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores.

      Approximate rental expenses under operating leases are as follows:

	Predecessor
	Company	Successor Company

	39 Weeks	13 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended	Ended
	October 30,	January 29,	February 3,	February 2,
	1999	2000	2001	2002

	(in thousands)
Minimum	$17,000	$6,000	$35,000	$42,000
Percentage rentals	4,000	4,000	6,000	11,000

	$21,000	$10,000	$41,000	$53,000

      Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of February 2, 2002 are approximately

Year Ended	Amount

(In thousands)
January 2003	$39,000
January 2004	31,000
January 2005	25,000
January 2006	20,000
January 2007	17,000
Thereafter	44,000

$176,000

6.     Litigation

      Various claims and lawsuits arising in the normal course of business are pending against the Company. The subject matter of these proceedings primarily includes commercial disputes and employment issues. The

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

7.     Income Taxes

      For periods prior to the acquisition of Babbage’s Etc. LLC by Barnes & Noble, the Company’s predecessor was not subject to federal and most state income taxes, and its income was taxed directly to its members. Accordingly, the consolidated statement of operations includes the actual state taxes paid totaling $100 for the 39 weeks ended October 30, 1999.

      Subsequent to the acquisition, the financial statements reflect income taxes as if the Company had filed separate tax returns as a “C” corporation on a stand-alone basis.

      The historical provision for income tax consisted of the following:

	13 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 29, 2000	February 3, 2001	February 2, 2002

	(In thousands)
Current tax expense (benefit):
Federal	$3,453	$(6,349)	$5,892
State	858	(1,577)	1,464

	4,311	(7,926)	7,356

Deferred tax expense (benefit):
Federal	526	1,673	256
State	131	417	63

	657	2,090	319

Total income tax expense (benefit)	$4,968	$(5,836)	$7,675

      The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	13 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 29, 2000	February 3, 2001	February 2, 2002

Federal statutory tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal effect	5.3	(4.3)	6.8
Non-deductible Goodwill amortization	0.5	6.2	10.5
Other (including permanent differences)	—	0.3	0.1

	40.8%	(32.8)%	52.4%

      Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109. Deferred tax assets primarily relate to inventory capitalization temporary differences and deferred tax liabilities primarily relate to temporary differences in connection with tax-deductible goodwill.

8.     Stock Option Plan

      Effective August 2001, Barnes & Noble approved the 2001 Incentive Plan of GameStop Corp. The 2001 Incentive Plan will assume (by the issuance of replacement options) all stock options outstanding as of the effective date under the 2000 Incentive Plan of GameStop, Inc. under the same terms.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective September 13, 2000, Barnes & Noble approved the 2000 Incentive Plan of GameStop, Inc. (the “Option Plan”). The Option Plan provides a maximum aggregate amount of 15,000 shares of common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase common shares generally are issued at fair market value on the date of grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance.

      On December 5, 2000, the Company granted 4,488 options to its employees based upon the fair value of the shares at the date of grant ($3.53 per share) as determined by an independent appraisal. On June 13, 2001 (unaudited), options to acquire 4,500 shares were granted with immediate vesting at an exercise price of $4.51 per share to Leonard Riggio based on the fair value at the date of grant as determined by an independent appraisal. During the 52 weeks ended February 2, 2002, 178 options were forfeited. At February 2, 2002, the Company had 8,810 options outstanding.

      During the 13 weeks ended January 29, 2000, options to acquire approximately 350 shares of Barnes & Noble were issued to GameStop employees pursuant to the Barnes & Noble stock option plan. Such grants were made at the fair market value of Barnes & Noble common stock at the date of grant.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, including options in Barnes & Noble common stock granted to GameStop employees, consistent with the method set forth under SFAS No. 123, the Company’s pro forma net loss and loss per share for the 13 weeks ended January 29, 2000, the 53 weeks ended February 3, 2001 and for the 52 weeks ended February 2, 2002 would have been as follows:

	Successor Company

	13 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	February 3,	February 2,
	2000	2001	2002

	(In thousands, except per share data)
Net earnings (loss):
As reported	$7,217	$(11,961)	$6,960
Pro forma	$7,182	$(12,556)	$6,764
Net earnings (loss) per share — assuming dilution:
As reported	$0.20	$(0.33)	$0.18
Pro forma	$0.20	$(0.35)	$0.17

      The weighted-average fair value of the options granted during the 13 weeks ended January 29, 2000, the 53 weeks ended February 3, 2001, and the 52 weeks ended February 2, 2002 were estimated at $10.26, $1.60 and $2.75, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Successor Company

	13 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	February 3,	February 2,
	2000	2001	2002

Volatility	61.1%	61.1%	61.1%
Risk-free interest rate	6.54%	5.56%	4.97%
Expected life (years)	6.0	6.0	6.0

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Employees’ Defined Contribution Plan

      The Company sponsors a defined contribution plan (the Savings Plan) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation invested on a pre-tax basis, at their option. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 39 weeks ended October 30, 1999, the 13 weeks ended January 29, 2000, the 53 weeks ended February 3, 2001 and the 52 weeks ended February 2, 2002, were $249, $115, $481 and $660, respectively.

10.     Certain Relationships and Related Transactions

      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 39 weeks ended October 30, 1999, the 13 weeks ended January 29, 2000, the 53 weeks ended February 3, 2001 and the 52 weeks ended February 2, 2002 these charges amounted to $641, $322, $886 and $1,098, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. During the 39 weeks ended October 30, 1999, the 13 weeks ended January 29, 2000, the 53 weeks ended February 3, 2001 and the 52 weeks ended February 2, 2002 these allocated charges amounted to $347, $116, $632 and $1,291, respectively.

      On May 1, 2001, the Company entered into an agreement with barnesandnoble.com llc, a company in which Barnes & Noble owns an approximately 36% interest, pursuant to which the Company sells video game products and PC entertainment software through barnesandnoble.com’s web site. The Company pays barnesandnoble.com llc a referral fee on its net sales from purchases made through barnesandnoble.com llc’s web site. For the 52 weeks ended February 2, 2002, these referral fees amounted to $80.

      The Company utilizes the management and strategic advisory services of Leonard Riggio during the normal course of its operations. The annual compensation paid by Barnes & Noble to Leonard Riggio is allocated to the Company based upon the amount of time Mr. Riggio devotes to the Company as well as his duties and responsibilities. Management deems the allocation methodology to be reasonable. During the 13 weeks ended January 29, 2000, the 53 weeks ended February 3, 2001 and the 52 weeks ended February 2, 2002, this allocated compensation amounted to $124, $400 and $325, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Supplemental Cash Flow Information

	Predecessor
	Company	Successor Company

	39 Weeks	13 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended	Ended
	October 30,	January 29,	February 3,	February 2,
	1999	2000	2001	2002

	(In thousands)
Cash paid during the period for:
Interest	$862	$—	$—	$—

Income taxes	—	100	—	—

Subsidiaries acquired:
Goodwill	$—	$198,967	$131,360	$9,665
Accrual of additional acquisition payments due to former owners	—	—	—	(9,665)
Cash received in acquisition	—	(10,760)	(10,651)	—
Accrued acquisition costs	—	—	(145)	—
Net assets acquired (or liabilities assumed)	—	(12,447)	36,200	—

Cash paid	$—	$175,760	$156,764	$—

12.     Subsequent Events

      In February 2002, the Company completed a public offering of 20,764 shares of Class A common stock at $18.00 per share (the “Offering”). The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were $348,006. The net proceeds were used to repay $250,000 of intercompany debt owed to Barnes & Noble. Additionally, upon the effective date of the initial public offering, Barnes & Noble made a capital contribution of $150,000 for the remaining balance of the intercompany debt. The accompanying consolidated balance sheet includes a pro forma column to reflect this contribution as if it had taken place at February 2, 2002.

      Concurrent with the Offering, the Company entered into a $75,000 senior secured revolving credit facility which expires in February 2005. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 50% of non-defective inventory. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate or (b)  1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time) and (2) LIBOR loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The applicable interest margin will initially be 0.25% for base rate loans and 1.75% for LIBOR rate loans, and in each case will thereafter vary depending on the Company’s fixed charge coverage ratio. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. The revolving credit facility generally restricts our ability to pay dividends. There have been no borrowings under the revolving credit facility.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Unaudited Quarterly Financial Information

      The following table sets forth certain unaudited quarterly consolidated statement of operations information for fiscal 2000 and 2001. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal 2000				Fiscal 2001

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands)
Sales	$120,003	$127,154	$182,486	$327,054	$201,355	$206,806	$198,766	$514,211
Gross profit	30,007	33,619	47,383	74,693	48,008	53,711	54,578	110,806
Operating earnings (loss)	597	(7,580)	(1,552)	14,149	(5,422)	(2,243)	5,609	36,143
Net earnings (loss)	(1,749)	(8,000)	(5,719)	3,507	(7,230)	(4,849)	253	18,786
Net earnings (loss) per common share — basic	(0.05)	(0.22)	(0.16)	0.10	(0.20)	(0.14)	0.01	0.52
Net earnings (loss) per common share — diluted	(0.05)	(0.22)	(0.16)	0.10	(0.20)	(0.14)	0.01	0.47

Independent Auditors’ Report

Board of Directors and Shareholders

Funco, Inc.

      We have audited the accompanying consolidated balance sheets of Funco, Inc. as of April 2, 2000 and March 28, 1999, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 2, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Funco, Inc. at April 2, 2000 and March 28, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 2, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Minneapolis, Minnesota

May 8, 2000

FUNCO, INC.

CONSOLIDATED BALANCE SHEETS

	April 2,	March 28,
	2000	1999

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,701	$8,550
Short-term investments	410	—
Accounts receivable	1,195	2,020
Inventories	30,280	28,485
Prepaid expenses	3,996	2,948
Current deferred tax asset	676	640

Total current assets	51,258	42,643
Net property and equipment	15,696	11,334
Long-term deferred tax asset	982	1,064
Other assets	63	99

Total assets	$67,999	$55,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,187	$9,831
Accrued liabilities	4,789	5,266
Deferred revenue	948	994

Total current liabilities	20,924	16,091
Accrued rent	324	213
Shareholders’ equity:
Common stock, $0.01 par value (issued and outstanding for 2000 and 1999, respectively: 6,014,403 and 5,894,760)	60	59
Additional paid-in-capital	16,427	15,238
Retained earnings	30,264	23,539

Total shareholders’ equity	46,751	38,836

Total liabilities and shareholders’ equity	$67,999	$55,140

See accompanying notes.

FUNCO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	April 2,	March 28,	March 29,
	2000	1999	1998

	(In thousands, except share and per share data)
Net sales	$252,653	$206,673	$163,316
Cost of sales	173,543	138,693	106,628

Gross profit	79,110	67,980	56,688
Operating expenses	54,901	41,792	33,746
General and administrative expenses	13,427	10,587	9,512

Operating income	10,782	15,601	13,430
Interest expense	(36)	(12)	(20)
Interest income	334	417	295

Net income before income taxes	11,080	16,006	13,705
Income tax provision	4,355	6,296	5,435

Net income	$6,725	$9,710	$8,270

Basic net income per share:
Basic net income per share	$1.13	$1.60	$1.35
Weighted average number of common shares	5,970,987	6,077,986	6,137,161
Diluted net income per share:
Diluted net income per share	$1.08	$1.53	$1.26
Weighted average number of common and common equivalent shares	6,246,558	6,353,311	6,572,365

See accompanying notes.

FUNCO, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

	(In thousands, except per share amounts)
Balance at March 30, 1997	6,057	$61	$18,698	$5,559	$24,318
Common stock issued, net of costs	127	1	634	—	635
Tax benefits of stock options	—	—	302	—	302
Net income	—	—	—	8,270	8,270

Balance at March 29, 1998	6,184	62	19,634	13,829	33,525
Common stock issued, net of costs	125	1	560	—	561
Tax benefits of stock options	—	—	260	—	260
Repurchase of common stock	(414)	(4)	(5,216)	—	(5,220)
Net income	—	—	—	9,710	9,710

Balance at March 28, 1999	5,895	59	15,238	23,539	38,836
Common stock issued, net of costs	119	1	872	—	873
Tax benefits of stock options	—	—	317	—	317
Net income	—	—	—	6,725	6,725

Balance at April 2, 2000	6,014	$60	$16,427	$30,264	$46,751

See accompanying notes.

FUNCO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	April 2,	March 28,	March 29,
	2000	1999	1998

	(In thousands)
Operating activities
Net income	$6,725	$9,710	$8,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,941	3,650	3,126
Deferred tax (benefit)	46	21	(209)
Net loss on disposal of property and equipment	119	123	105
Changes in operating assets and liabilities:
Accounts receivable	825	107	(1,033)
Inventories	(1,795)	(6,998)	(7,656)
Prepaid expenses	(1,048)	(1,773)	(393)
Accounts payable	5,356	4,997	3,447
Accrued liabilities	(366)	(896)	1,102
Deferred revenue	(46)	102	145

Net cash provided by operating activities	14,757	9,043	6,904
Investing activities
Additions of property and equipment	(9,378)	(6,838)	(5,380)
Increase in other assets	(8)	(11)	(110)
Purchases of short-term investments	(410)	(3,075)	(1,460)
Sales of short-term investments	—	4,535	—
Proceeds from sales of property and equipment	—	—	16

Net cash used in investing activities	(9,796)	(5,389)	(6,934)
Financing activities
Payments of obligations under capital leases	—	—	(20)
Payments for repurchase of common stock	—	(5,220)	—
Net proceeds from issuance of common stock	1,190	821	937

Net cash provided by (used in) financing activities	1,190	(4,399)	917

Increase (decrease) in cash and cash equivalents	6,151	(745)	887
Cash and cash equivalents at beginning of year	8,550	9,295	8,408

Cash and cash equivalents at end of year	$14,701	$8,550	$9,295

See accompanying notes.

FUNCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2000

1.     Significant Accounting Policies

Nature of Business

      Funco, Inc. operates a single business segment, providing interactive home entertainment primarily through the purchase and resale of new and previously played video games, related hardware and accessory items through its FuncoLand stores, mail order operation and FuncoLand Superstore Web site. Accordingly, additional disclosures under Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures About Segments of an Enterprise and Related Information,” are not required. Funco, Inc. also publishes a video game magazine, Game Informer. The Company was incorporated in Minnesota in March 1988.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

      Revenue from retail sales of the Company’s products is recognized at the time of sale. Deferred revenue represents amounts received for subscriptions to a specified number of future video game magazine issues. Subscription revenue is recognized on a straight-line basis as magazine issues are delivered.

Advertising Costs

      Advertising costs, included in operating expenses, are expensed as incurred and were $3,933,000, $2,769,000 and $2,309,000 for the years 2000, 1999 and 1998, respectively.

Fiscal Year

      The Company’s fiscal year ends on a Sunday on or near March 31. The fiscal year ended April 2, 2000 consisted of 53 weeks and fiscal years ended March 28, 1999 and March 29, 1998 consisted of 52 weeks each. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Cash Equivalents

      Cash equivalents represent investments with a maturity of three months or less at the time of purchase. Cash equivalents are recorded at cost, which approximates market.

Short-Term Investments

      Short-term investments represent investments with a maturity of greater than three months at the time of purchase. Realized gains and losses and declines in value judged to be other-than-temporary on short-term investments are included in interest income. Short-term investments are recorded at cost, which approximates market.

Inventories

      Inventories consist of new and previously played video games, hardware and accessories and are valued at the lower of cost, determined using the first-in, first-out (FIFO) method, or market.

FUNCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are recorded at cost. The Company uses the straight-line method of computing depreciation based on the assets’ estimated useful lives, which range from three to five years.

Impairment of Long-Lived Assets

      The Company records impairment losses of long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Internal-Use Software

      During fiscal 1999, the Company adopted Statement of Position No. 98-1 (SOP No. 98-1), “Internal Use Software.” Under SOP No. 98-1, companies are required to capitalize certain development costs related to internal-use software. The Company is amortizing these costs over five years. Total capitalized costs for fiscal 2000 and 1999 were $322,000 and $279,000, respectively. The Company historically expensed these costs.

Pre-Opening Costs

      The Company adopted Statement of Position No. 98-5 (SOP No. 98-5) “Reporting on the Cost of Start-Up Activities,” in fiscal 1999. SOP No. 98-5 requires the costs of start-up activities, including store opening costs, to be expensed in the period incurred. The Company historically amortized these costs over 12 months. Annual results were not materially impacted by the adoption.

Stock Options

      The Company has elected to recognize compensation cost for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant. The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.”

Net Income Per Share

      Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per share includes the incremental shares assumed issued on the exercise of stock options. Unless otherwise stated, all references to income per share are calculated using the diluted method.

Use of Estimates

      Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reporting amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.     Financing Arrangements

      The Company has a $5,000,000 unsecured revolving credit facility with a commercial bank, seasonally increasing to $20,000,000. The interest rate on outstanding borrowings under the facility (8.04% for the month ended April 2, 2000) is based upon LIBOR plus 200 basis points. The facility requires the Company to

FUNCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintain certain financial ratios and achieve certain operating results. The Company has no borrowings under the facility at April 2, 2000 or March 28, 1999.

3.     Leases

      The Company has rental commitments for office space, retail space, office equipment and vehicles under non-cancelable operating leases. Most of these leases contain provisions for renewal options and require the Company to pay other lease-related costs.

      Future minimum lease payments under non-cancelable operating leases consist of the following:

(In thousands)
2001	$11,133
2002	8,185
2003	5,194
2004	1,969
2005	974

Total	$27,455

      Rent expense was $10,172,000, $7,904,000 and $6,254,000, for the years 2000, 1999 and 1998, respectively.

4.     Property and Equipment

      Net property and equipment consist of the following:

	2000	1999

	(In thousands)
Furniture and fixtures	$10,021	$7,474
Equipment	13,937	10,528
Leasehold improvements	12,030	9,497
Other	65	64

Gross property and equipment	36,053	27,563
Less accumulated depreciation	(20,357)	(16,229)

Net property and equipment	$15,696	$11,334

5.     Accrued Liabilities

      Accrued liabilities consist of the following:

	2000	1999

	(In thousands)
Purchase credit memos payable	$2,162	$1,848
Employee compensation and related taxes	955	1,338
Sales tax payable	943	940
Income tax payable	—	664
Other accrued liabilities	729	476

Total accrued liabilities	$4,789	$5,266

FUNCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Stock Options

      Under the terms of the Company’s various stock option plans, a maximum of 1,450,000 shares of common stock has been reserved for issuance to directors, officers and employees, upon the exercise of stock options. Annually, on May 1, the Company reserves an additional 1% of the total number of Common Stock shares outstanding at fiscal year-end. Subsequent to April 2, 2000, the Company has reserved an additional 59,897 shares for use in its stock option plan. The stock options are exercisable over periods up to ten years from date of grant and include incentive stock options and nonqualified stock options.

      At April 2, 2000, there were 890,029 options outstanding. Options exercisable at the end of years 2000, 1999 and 1998 were 890,029, 544,056 and 442,961, respectively. A summary of stock option transactions is as follows:

		Weighted Average
		Exercise Price
	Shares	Per Share

Outstanding March 30, 1997	799,633	$7.16
Granted	286,936	15.37
Exercised	(124,771)	5.11
Canceled	(22,905)	10.90

Outstanding March 29, 1998	938,893	9.85
Granted	270,434	13.34
Exercised	(124,583)	4.57
Canceled	(46,599)	13.40

Outstanding March 28, 1999	1,038,145	11.24
Granted	7,700	17.40
Exercised	(119,643)	7.98
Canceled	(36,173)	14.13

Outstanding April 2, 2000	890,029	$11.61

      The following table summarizes information concerning outstanding and exercisable options:

		Weighted Average
		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$ 0 - $ 4	11,001	5.36	$3.21	11,001	$3.21
$ 4 - $ 8	160,733	3.91	5.85	160,733	5.85
$ 8 - $12	193,499	4.74	9.37	193,499	9.37
$12 - $16	482,596	6.76	14.11	482,596	14.11
$16 - $20	42,200	3.29	17.35	42,200	17.35

$ 0 - $20	890,029	5.62	$11.61	890,029	$11.61

      In fiscal 2000, the Company issued 119,643 shares of stock through the exercise of stock options at prices ranging from $3.40 to $15.27 per share, generating net proceeds, including tax benefits, of $1,190,000.

      In fiscal 1999, the Company’s Board of Directors authorized the repurchase of up to 700,000 shares of the Company’s common stock. During fiscal 1999, Company repurchased 414,800 shares of common stock at an aggregate price of $5,220,000.

FUNCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.” The Company has elected to continue to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” making the pro forma disclosures of net earnings and earnings per share as if the fair value-based method had been applied. Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant. Had compensation expense been recognized based on the fair value at the date of grant following provisions of SFAS No. 123, the Company’s pro forma net income and net income per share would have been as follows:

	2000	1999	1998

	(In thousands, except
	per share data)
Net income
As reported	$6,725	$9,710	$8,270
Pro forma	4,641	8,794	7,594
Income per common share — basic:
As reported	$1.13	$1.60	$1.35
Pro forma	.78	1.48	1.26
Income per common share — diluted:
As reported	$1.08	$1.53	$1.26
Pro forma	.74	1.42	1.17

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	1999	1998

Expected volatility	66.0%	80.5%	70.1%
Risk-free interest rate	6.0%	5.7%	6.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options	3 Years	3 Years	3 Years

      The pro forma effect on net income and net income per share does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

      The weighted average fair value for options with an exercise price equal to market price granted during years 2000, 1999 and 1998 is $8.57, $6.70 and $7.65 per share, respectively. The weighted average fair value for options with an exercise price greater than market price granted during fiscal 1998 is $7.03. No options with an exercise price greater than market price were granted in fiscal years 2000 or 1999.

FUNCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Net Income Per Share

      In accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” the following table presents a reconciliation of the numerators and denominators of basic and diluted net income per common share for the years 2000, 1999 and 1998:

	2000	1999	1998

	(In thousands, except share and
	per share data)
Numerator:
Net income	$6,725	$9,710	$8,270

Denominator:
Denominator for basic net income per share — weighted average shares	5,970,987	6,077,986	6,137,161
Dilutive securities:
Employee stock options	275,571	275,325	435,204

Denominator for diluted net income per share — adjusted weighted average shares	6,246,558	6,353,311	6,572,365

Basic net income per share	$1.13	$1.60	$1.35

Diluted net income per share	$1.08	$1.53	$1.26

8.     Income Taxes

      Significant components of the provision for income taxes for the years 2000, 1999 and 1998 are as follows:

	2000	1999	1998

	(In thousands)
Current:
Federal	$3,404	$4,957	$4,346
State	905	1,318	1,298

Current tax expense	4,309	6,275	5,644
Deferred:
Federal	37	17	(159)
State	9	4	(50)

Deferred tax expense (benefit)	46	21	(209)

Net income tax provision	$4,355	$6,296	$5,435

FUNCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes are due to temporary differences between carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes at April 2, 2000 and March 28, 1999, are as follows:

	2000	1999

	(In thousands)
Accrued rent	$211	$222
Inventories	254	474
Depreciation	1,222	1,212
Other	(29)	(204)

Net deferred tax asset	$1,658	$1,704

      Income taxes of $5,338,000, $7,017,000 and $4,518,000 were paid in the years 2000, 1999 and 1998, respectively.

      Reconciliation of the Company’s tax rate is as follows:

	2000	1999	1998

	(In thousands, except tax rate)
Expected tax expense	$3,767	$5,442	$4,701
State income tax, net of federal benefit	658	870	820
Other	(70)	(16)	(86)

Net income tax provision	$4,355	$6,296	$5,435

Effective tax rate	39%	39%	40%

9.     Subsequent Event

      The Company entered into an Agreement and Plan of Merger with Barnes & Noble, Inc. and B&N Acquisition Corporation, pursuant to which B&N Acquisition Corporation, an indirect wholly-owned subsidiary of Barnes & Noble, Inc., will offer to purchase all of the Company’s issued and outstanding common stock for $24.75 per share, or an aggregate purchase price of approximately $161.5 million. The transaction is expected to close in June 2000. In connection with the Agreement, Barnes & Noble is obligated to indemnify the Company for payment of a termination fee of $3,500,000 plus expenses to Electronics Boutique Holdings Corp.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation.**
3.2	Bylaws.**
10.1	Separation Agreement, between Barnes & Noble and GameStop Corp.***
10.2	Tax Disaffiliation Agreement, between Barnes & Noble and GameStop Corp.**
10.3	Insurance Agreement, between Barnes & Noble and GameStop Corp.**
10.4	Operating Agreement, between Barnes & Noble and GameStop Corp.**
10.5	2001 Incentive Plan.***
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.**
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.**
10.8	Registration Rights Agreement, between Barnes & Noble and GameStop Corp.**
10.9	Form of Revolving Credit Agreement, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.**
10.10	Form of Security Agreement by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.**
10.11	Form of Subsidiary Guaranty by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.**
10.12	Form of Securities Collateral Pledge Agreement between Gamestop Corp. and Fleet National Bank, as Administrative Agent.**
10.13	Form of Patent and Trademark Securities Agreement between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.**
11.1	Statement re: Calculation of Net Earnings (Loss) Per Common Share.
21.1	Subsidiaries.*
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of Ernst & Young LLP.

*	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).

**	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

***	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

E-1