Form 10-Q
period 2002-05-04
GAMESTOP CORP
filed 2002-06-13
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NO. 1-31228

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2951347 (I.R.S. Employer Identification No.)

2250 William D. Tate Avenue, Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)

Registrant’s telephone number, including area code: (817) 424-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of $.001 par value Class A Common Stock outstanding as of May 31, 2002: 20,834,740

Number of shares of $.001 par value Class B Common Stock outstanding as of May 31, 2002: 36,009,000

Page (s)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets — May 4, 2002 (unaudited), May 5, 2001 (unaudited) and February 2, 2002	3
Consolidated Statements of Operations (unaudited) — For the 13 weeks ended May 4, 2002 and May 5, 2001	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) — May 4, 2002	5
Consolidated Statements of Cash Flows (unaudited) — For the 13 weeks ended May 4, 2002 and May 5, 2001	6
Notes to Consolidated Financial Statements	7-9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Changes in Securities and Use of Proceeds	14
Item 6. Exhibits and Reports on Form 8-K	14
SIGNATURE	15
EXHIBITS	E-1

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	May 4,	May 5,	February 2,
	2002	2001	2002

	(unaudited)	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$113,397	$6,136	$80,750
Receivables, net	4,924	2,929	5,930
Merchandise inventories	145,990	109,333	138,351
Prepaid expenses and other current assets	8,092	13,603	8,255
Deferred taxes	3,418	3,533	3,418

Total current assets	275,821	135,534	236,704

Property and equipment:
Leasehold improvements	29,352	21,525	27,898
Fixtures and equipment	61,974	46,201	57,579

	91,326	67,726	85,477
Less accumulated depreciation and amortization	38,792	18,675	33,854

Net property and equipment	52,534	49,051	51,623

Goodwill, net	317,957	316,636	317,957
Other noncurrent assets	1,235	536	559

Total other assets	319,192	317,172	318,516

Total assets	$647,547	$501,757	$606,843

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$94,938	$81,740	$148,597
Accrued liabilities	47,844	30,284	57,000

Total current liabilities	142,782	112,024	205,597

Payable to Barnes & Noble, Inc.	615	412,469	399,623
Deferred taxes	3,065	2,861	3,065
Other long-term liabilities	2,615	2,243	2,543

	6,295	417,573	405,231

Total liabilities	149,077	529,597	610,828

Stockholders’ equity (deficit):
Preferred stock—authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock—$.001 par value; authorized 300,000 shares; 20,821 shares issued and outstanding	21	—	—
Class B common stock—$.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36	36
Additional paid-in-capital	491,283	(15,902)	(6,237)
Retained earnings (deficit)	7,130	(11,974)	2,216

Total stockholders’ equity (deficit)	498,470	(27,840)	(3,985)

Total liabilities and stockholders’ equity (deficit)	$647,547	$501,757	$606,843

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	13 Weeks	13 Weeks
	Ended	Ended
	May 4,	May 5,
	2002	2001

Sales	$271,405	$201,355
Cost of sales	202,314	153,347

Gross profit	69,091	48,008
Selling, general and administrative expenses	55,257	46,190
Depreciation and amortization	5,120	4,459
Amortization of goodwill	—	2,781

Operating earnings (loss)	8,714	(5,422)
Interest income	(458)	—
Interest expense	951	5,803

Earnings (loss) before income tax expense (benefit)	8,221	(11,225)
Income tax expense (benefit)	3,307	(3,995)

Net earnings (loss)	$4,914	$(7,230)

Net earnings (loss) per common share-basic	$0.09	$(0.20)

Weighted average shares of common stock-basic	54,343	36,009

Net earnings (loss) per common share-diluted	$0.08	$(0.20)

Weighted average shares of common stock-diluted	58,703	36,009

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

		Common Stock			Additional	Retained
					Paid in	Earnings
	Shares	Class A	Shares	Class B	Capital	(Deficit)	Total

Balance at February 2, 2002	—	—	36,009	$36	$(6,237)	$2,216	$(3,985)
Shares issued in public offering	20,764	21	—	—	347,318	—	347,339
Exercise of employee stock options	57	—	—	—	202	—	202
Capital contribution from Barnes & Noble, Inc	—	—	—	—	150,000	—	150,000
Net earnings for the 13 weeks ended May 4, 2002	—	—	—	—	—	4,914	4,914

Balance at May 4, 2002	20,821	$21	36,009	$36	$491,283	$7,130	$498,470

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	13 Weeks	13 Weeks
	Ended	Ended
	May 4,	May 5,
	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$4,914	$(7,230)
Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities:
Depreciation and amortization	5,120	4,459
Amortization of goodwill	—	2,781
Amortization of loan cost	60	—
Loss on disposal of property and equipment	102	209
Increase in other long-term liabilities for scheduled rent increases in long-term leases	72	47
Changes in operating assets and liabilities, net
Receivables, net	1,006	797
Merchandise inventories	(7,639)	(480)
Prepaid expenses and other current assets	163	79
Accounts payable and accrued liabilities	(62,815)	(28,137)

Net cash flows used in operating activities	(59,017)	(27,475)

Cash flows from investing activities:
Purchase of property and equipment	(6,133)	(2,350)
Net increase (decrease) in other noncurrent assets	(736)	—

Net cash flows used in investing activities	(6,869)	(2,350)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	347,339	—
Issuance of shares relating to employee stock options	202	—
Repayment of debt due to Barnes & Noble, Inc.	(250,000)	—
Net increase in other payable to Barnes & Noble, Inc.	992	27,320

Net cash flows provided by financing activities	98,533	27,320

Net increase (decrease) in cash and cash equivalents	32,647	(2,505)
Cash and cash equivalents at beginning of period	80,750	8,641

Cash and cash equivalents at end of period	$113,397	$6,136

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1. Basis of Presentation

     The unaudited consolidated financial statements include the accounts of GameStop Corp. (“the Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

     The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended February 2, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

     Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 4, 2002 are not indicative of the results to be expected for the 52 weeks ending February 1, 2003.

2. Public Offering

     In February 2002, the Company completed a public offering of 20,764 shares of Class A common stock at $18.00 per share (the “Offering”). The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were $347,339. A portion of the net proceeds was used to repay $250,000 of intercompany debt owed to Barnes & Noble, Inc. (“Barnes & Noble”). Additionally, upon the effective date of the Offering, Barnes & Noble made a capital contribution of $150,000 for the remaining balance of the intercompany debt.

3. Goodwill and Intangible Assets

     In February 2002, the Company adopted SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)
(unaudited)

intends to complete the transitional impairment test within the allotted time. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. The impairment test is required to be completed and the final adjustments made by the end of the Company’s fiscal year ending February 1, 2003.

     At May 4, 2002, goodwill and the related amortization expense for the 13 weeks ended May 4, 2002 and May 5, 2001 consisted of the following:

				Amortization Expense
		May 4, 2002
				13 Weeks Ended
		Accumulated
	Asset	Amortization	Net	May 4, 2002	May 5, 2001

Goodwill	$339,991	$22,034	$317,957	$—	$2,781

     Amortization of goodwill ceased effective February 3, 2002.

     The effects of the adoption of SFAS No. 142 on the reported net loss and loss per share for the 13 weeks ended May 5, 2001 are as follows:

13 Weeks
Ended
May 5,
2001

Reported net loss	$(7,230)
Add back: Goodwill amortization, net of taxes	2,173

Net loss, as adjusted	$(5,057)

Basic and diluted loss per share:
Reported net loss	$(0.20)
Goodwill amortization, net of taxes	0.06

Adjusted net loss	$(0.14)

4. Debt

     Concurrent with the Offering, the Company entered into a $75,000 senior secured revolving credit facility which expires in February 2005. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 50% of non-defective inventory. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate or (b) 1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time) or (2) LIBOR loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The applicable interest margin is initially 0.25% for base rate loans and 1.75% for LIBOR rate loans, based on the Company’s current fixed charge coverage ratio, and in each case will thereafter vary depending on the Company’s fixed charge coverage ratio. The fixed charge coverage ratio is calculated as the ratio of earnings before interest, taxes, depreciation, amortization and rent expense less capital expenditures to the sum of interest expense, debt amortization and rent expense for the twelve-month period then ended. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. The revolving credit facility generally restricts our ability to pay dividends and requires the Company to maintain certain financial ratios. There have been no borrowings under the revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except per share data)
(unaudited)

5. Income Taxes

     The tax provisions for the 13 weeks ended May 4, 2002 and May 5, 2001 are based upon management’s estimate of the Company’s annualized effective tax rate.

6. Stock Option Plan

     Upon completion of the Offering on February 12, 2002, the Company granted 4,500 options under the 2001 Incentive Plan at an exercise price of $18.00 per share (the per share Offering price). Generally, the options vest and become exercisable in equal annual installments over a three-year period and expire ten years from issuance.

7. Certain Relationships and Related Transactions

     The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended May 4, 2002 and May 5, 2001, these charges amounted to $245 and $204, respectively.

     The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. During the 13 weeks ended May 4, 2002 and May 5, 2001, these charges amounted to $399 and $254, respectively.

     On May 1, 2001, the Company entered into an agreement with barnesandnoble.com llc, a company in which Barnes & Noble owns an approximate 36% interest, pursuant to which the Company sells video game products and PC entertainment software through barnesandnoble.com’s web site. The Company pays barnesandnoble.com llc a referral fee on the Company’s net sales from purchases made through barnesandnoble.com llc’s web site. During the 13 weeks ended May 4, 2002 these referral fees amounted to $4.

     Prior to the completion of the Offering, the Company utilized the management and strategic advisory services of Leonard Riggio, the Chairman of Barnes & Noble, during the normal course of its operations. The annual compensation paid by Barnes & Noble to Leonard Riggio was allocated to the Company based upon the amount of time Mr. Riggio devoted to the Company as well as his duties and responsibilities. Management deemed the allocation methodology to be reasonable. During the 13 weeks ended May 5, 2001, this allocated compensation amounted to $81.

8. Supplemental Cash Flow Information

	13 Weeks	13 Weeks
	Ended	Ended
	May 4,	May 5,
	2002	2001

Cash paid during the period for:
Interest	$46,969	$—

Income taxes	6,770	—

ITEM 2. Managements’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 filed with the Securities and Exchange Commission on May 1, 2002 (the “Form 10-K”).

General

     We are the largest specialty retailer of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of May 4, 2002, we operated 1,068 stores, in 49 states, Puerto Rico and Guam, under the names GameStop, Babbage’s, Software Etc. and FuncoLand. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, one of the industry’s largest circulation multi-platform video game magazines in the United States.

Results of Operations

     The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	13 weeks	13 weeks
	Ended	Ended
	May 4,	May 5,
	2002	2001

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	74.5	76.2

Gross profit	25.5	23.8
Selling, general and administrative expenses	20.4	22.9
Depreciation and amortization	1.9	2.2
Amortization of goodwill	—	1.4

Operating earnings (loss)	3.2	(2.7)
Interest expense, net	0.2	2.9

Earnings (loss) before income taxes	3.0	(5.6)
Income tax expense (benefit)	1.2	(2.0)

Net earnings (loss)	1.8%	(3.6)%

13 weeks ended May 4, 2002 compared with the 13 weeks ended May 5, 2001

     Sales increased by $70.0 million, or 34.8%, from $201.4 million in the 13 weeks ended May 5, 2001 to $271.4 million in the 13 weeks ended May 4, 2002. The increase in sales was primarily attributable to an increase in comparable store sales and additional sales resulting from 88 net new stores opened since May 5, 2001. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase of 28.7% was primarily due to sales of PlayStation 2, Game Boy Advance, Xbox and GameCube hardware, software and accessories, following the launch of these new video game platforms in October 2000, June 2001, and November 2001, respectively, and the increase in sales of used video game products. The sales of these new hardware platforms and related products and used video game products were partially offset by sales declines in PlayStation, Nintendo 64, Dreamcast and PC entertainment software from the corresponding period a year ago.

     Cost of sales increased by $49.0 million, or 31.9%, from $153.3 million in the 13 weeks ended May 5, 2001 to $202.3 million in the 13 weeks ended May 4, 2002. Cost of sales as a percentage of net sales decreased from 76.2% in the 13 weeks ended May 5, 2001 to 74.5% in the 13 weeks ended May 4, 2002. This decrease was the result of the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and accessories and used video game products. Sales of new video game hardware generally increase as a percentage of sales in the first full year following the introduction of next generation platforms. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the following years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins thereafter.

     Selling, general and administrative expenses increased by $9.1 million, or 19.7%, from $46.2 million in the 13 weeks ended May 5, 2001 to $55.3 million in the 13 weeks ended May 4, 2002. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 22.9% in the 13 weeks ended May 5, 2001 to 20.4% in the 13 weeks ended May 4, 2002. The decrease in selling, general and administrative expenses as a percentage of sales was due to the economies achieved in distribution and corporate operating expenses and the store operating efficiencies gained as a result of the increase in comparable store sales.

     Depreciation and amortization expense increased from $4.5 million for the 13 weeks ended May 5, 2001 to $5.1 million in the 13 weeks ended May 4, 2002. This increase of $0.6 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

     Amortization of goodwill was $2.8 million in the 13 weeks ended May 5, 2001. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”), the related goodwill was not amortized during the 13 weeks ended May 4, 2002. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company intends to complete the transitional impairment test within the allotted time.

     Interest expense, net of interest income, decreased by $5.3 million, or 91.4%, from $5.8 million in the 13 weeks ended May 5, 2001 to $0.5 million in the 13 weeks ended May 4, 2002. The decrease was attributable to the repayment of $250.0 million in debt in February 2002 using the proceeds of the public offering and the contribution of the remaining $150.0 million in debt to paid-in-capital by Barnes & Noble.

     Income tax benefit of $4.0 million was recorded during the 13 weeks ended May 5, 2001 compared to income tax expense of $3.3 million in the 13 weeks ended May 4, 2002. Tax expense for the 13 weeks ended May 4, 2002 was based upon management’s estimate of the Company’s annualized effective tax rate.

Seasonality

     The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

     During the 13 weeks ended May 4, 2002 and May 5, 2001, cash used by operations was $59.0 million and $27.5 million, respectively. In the 13 weeks ended May 4, 2002, cash used by operations was primarily due to decreases in accounts payable and increases in merchandise inventories. Cash used in operations in the 13 weeks ended May 5, 2001 was primarily the result of a decrease in accounts payable.

     Cash used in investing activities was $2.4 million and $6.9 million during the 13 weeks ended May 5, 2001 and May 4, 2002, respectively. During the 13 weeks ended May 5, 2001 and May 4, 2002, we had capital expenditures of $2.4 million and $6.1 million, respectively, to open new stores, remodel existing stores, and invest in information systems. Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 38 stores in the 13 weeks ended May 4, 2002 and expect to open between 112 and 162 stores in the remainder of fiscal 2002. Projected capital expenditures for fiscal 2002 are $35 million, to be used primarily to fund new store openings.

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

     Loans incurred under the credit facility will be maintained from time to time, at our option, as (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate or (b) 1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time) or (2) LIBOR loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The applicable interest margin is initially 0.25% for base rate loans and 1.75% for LIBOR rate loans, based on the Company’s current fixed charge coverage ratio, and in each case will thereafter vary depending on the Company’s fixed charge coverage ratio. The fixed charge coverage ratio is calculated as the ratio of earnings before interest, taxes, depreciation, amortization and rent expense less capital expenditures to the sum of interest expense, debt amortization and rent expense for the twelve-month period then ended.

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

Disclosure Regarding Forward-looking Statements

     This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel; and

•	other factors described in the Form 10-K, including those set forth under the caption “Business—Risk Factors.”

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

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q. In light of these risks and uncertainties, the forward-looking events and circumstances contained in this Form 10-Q may not occur, causing actual results to differ materially from those anticipated or implied by our forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

     We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with an original maturity of three months or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is modest.

Foreign Exchange Exposure

     We do not have any foreign currency exposure as all of our business is transacted in United States currency.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     In the ordinary course of our business, we are from time to time subject to various legal proceedings. We do not believe that any current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

ITEM 2. Changes in Securities and Use of Proceeds

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

     Our net proceeds from our initial public offering, after deduction of underwriting discounts and commissions of $24.3 million and expenses of $2.1 million, were $347.3 million. All of the expenses were paid directly to persons other than our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities. A portion of the proceeds was used to repay $250.0 million of our indebtedness to Barnes & Noble, with Barnes & Noble contributing the remaining $150.0 million of indebtedness to the Company as additional paid-in-capital. To the date of this report, approximately $10.9 million of the balance of the proceeds (approximately $97.3 million) has been used for capital expenditures and approximately $56.6 million has been used for working capital and general corporate purposes. The remaining amount (approximately $29.8 million) has been invested in short-term, highly-liquid investments. Other than the repayment of indebtedness to Barnes & Noble and as otherwise described in the Registration Statement, none of the proceeds has been paid directly or indirectly to any of our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

10.1	Revolving Credit Agreement dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.
10.2	Security Agreement dated as of February 19, 2002 by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.
10.3	Subsidiary Guaranty dated as of February 19, 2002 by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.
10.4	Securities Collateral Pledge Agreement dated as of February 19, 2002 between Gamestop Corp. and Fleet National Bank, as Administrative Agent.
10.5	Patent and Trademark Securities Agreement dated as of February 19, 2002 between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.

(b)  Reports on Form 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date June 13, 2002		GAMESTOP CORP.

	By:	/s/ David W. Carlson David W. Carlson Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Revolving Credit Agreement dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.

10.2	Security Agreement dated as of February 19, 2002 by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.

10.3	Subsidiary Guaranty dated as of February 19, 2002 by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.

10.4	Securities Collateral Pledge Agreement dated as of February 19, 2002 between Gamestop Corp. and Fleet National Bank, as Administrative Agent.

10.5	Patent and Trademark Securities Agreement dated as of February 19, 2002 between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.

E-1