Form 10-Q
period 2002-08-03
GAMESTOP CORP
filed 2002-09-12
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

or

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

(817) 424-2000

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Number of shares of $.001 par value Class A Common Stock outstanding as of August 30, 2002: 20,931,415

      Number of shares of $.001 par value Class B Common Stock outstanding as of August 30, 2002: 36,009,000

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets — August 3, 2002 (unaudited), August 4, 2001 (unaudited) and February 2, 2002	2
Consolidated Statements of Operations (unaudited) — For the 13 weeks and 26 weeks ended August 3, 2002 and August 4, 2001	3
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) — August 3, 2002	4
Consolidated Statements of Cash Flows (unaudited) — For the 26 weeks ended August 3, 2002 and August 4, 2001	5
Notes to Consolidated Financial Statements	6-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Changes in Securities and Use of Proceeds	14
Item 6. Exhibits and Reports on Form 8-K	14
SIGNATURE	15
CERTIFICATIONS	16-17
Exhibit Index	E-1

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements
GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	August 3,	August 4,	February 2,
	2002	2001	2002

	(Unaudited)	(Unaudited)

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,623	$7,261	$80,750
Receivables, net	4,762	3,865	5,930
Merchandise inventories	132,786	122,922	138,351
Prepaid expenses and other current assets	8,549	6,615	8,255
Deferred taxes	3,418	5,568	3,418

Total current assets	302,138	146,231	236,704

Property and equipment:
Leasehold improvements	32,837	23,453	27,898
Fixtures and equipment	69,742	48,796	57,579

	102,579	72,249	85,477
Less accumulated depreciation and amortization	44,293	23,859	33,854

Net property and equipment	58,286	48,390	51,623

Goodwill, net	317,957	313,855	317,957
Other noncurrent assets	1,196	548	559

Total other assets	319,153	314,403	318,516

Total assets	$679,577	$509,024	$606,843

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$114,115	$105,865	$148,597
Accrued liabilities	55,062	38,349	57,000

Total current liabilities	169,177	144,214	205,597

Payable to Barnes & Noble, Inc.	—	391,048	399,623
Deferred taxes	3,065	4,116	3,065
Other long-term liabilities	2,697	2,335	2,543

	5,762	397,499	405,231

Total liabilities	174,939	541,713	610,828

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 20,835 shares issued and outstanding	21	—	—
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36	36
Additional paid-in-capital	491,333	(15,902)	(6,237)
Retained earnings (deficit)	13,248	(16,823)	2,216

Total stockholders’ equity (deficit)	504,638	(32,689)	(3,985)

Total liabilities and stockholders’ equity (deficit)	$679,577	$509,024	$606,843

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended

	August 3,	August 4,	August 3	August 4,
	2002	2001	2002	2001

	(In thousands, except per share data)
	(Unaudited)
Sales	$274,262	$206,806	$545,667	$408,161
Cost of sales	200,817	153,095	403,131	306,442

Gross profit	73,445	53,711	142,536	101,719
Selling, general and administrative expenses	57,959	48,501	113,216	94,691
Depreciation and amortization	5,623	4,672	10,743	9,131
Amortization of goodwill	—	2,781	—	5,562

Operating earnings (loss)	9,863	(2,243)	18,577	(7,665)
Interest income	(507)	—	(965)	—
Interest expense	139	4,998	1,090	10,801

Earnings (loss) before income tax expense (benefit)	10,231	(7,241)	18,452	(18,466)
Income tax expense (benefit)	4,113	(2,392)	7,420	(6,387)

Net earnings (loss)	$6,118	$(4,849)	$11,032	$(12,079)

Net earnings (loss) per common share — basic	$0.11	$(0.13)	$0.20	$(0.34)

Weighted average shares of common stock — basic	56,843	36,009	55,593	36,009

Net earnings (loss) per common share — diluted	$0.10	$(0.13)	$0.18	$(0.34)

Weighted average shares of common stock — diluted	61,301	36,009	60,002	36,009

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional	Retained
					Paid in	Earnings
	Shares	Class A	Shares	Class B	Capital	(Deficit)	Total

	(In thousands)

	(Unaudited)
Balance at February 2, 2002	—	—	36,009	$36	$(6,237)	$2,216	$(3,985)
Shares issued in public offering	20,764	21	—	—	347,318	—	347,339
Exercise of employee stock options	71	—	—	—	252	—	252
Capital contribution from Barnes & Noble, Inc.	—	—	—	—	150,000	—	150,000
Net earnings for the 26 weeks ended August 3, 2002	—	—	—	—	—	11,032	11,032

Balance at August 3, 2002	20,835	$21	36,009	$36	$491,333	$13,248	$504,638

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks	26 Weeks
	Ended	Ended
	August 3,	August 4,
	2002	2001

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$11,032	$(12,079)
Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities:
Depreciation and amortization	10,743	9,131
Amortization of goodwill	—	5,562
Amortization of loan cost	121	—
Deferred taxes	—	(780)
Loss on disposal of property and equipment	130	259
Increase in other long-term liabilities for scheduled rent increases in long-term leases	154	140
Changes in operating assets and liabilities, net
Receivables, net	1,168	(139)
Merchandise inventories	5,565	(14,069)
Prepaid expenses and other current assets	(294)	7,067
Accounts payable and accrued liabilities	(36,420)	4,052

Net cash flows used in operating activities	(7,801)	(856)

Cash flows from investing activities:
Purchase of property and equipment	(17,536)	(6,412)
Net decrease in other noncurrent assets	(758)	(12)

Net cash flows used in investing activities	(18,294)	(6,424)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	347,339	—
Issuance of shares relating to employee stock options	252	—
Repayment of debt due to Barnes & Noble, Inc.	(250,000)	—
Net increase in other payable to Barnes & Noble, Inc.	377	5,900

Net cash flows provided by financing activities	97,968	5,900

Net increase (decrease) in cash and cash equivalents	71,873	(1,380)
Cash and cash equivalents at beginning of period	80,750	8,641

Cash and cash equivalents at end of period	$152,623	$7,261

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.     Basis of Presentation

      The unaudited consolidated financial statements include the accounts of GameStop Corp (the “Company”). and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

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

      Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 3, 2002 are not indicative of the results to be expected for the 52 weeks ending February 1, 2003.

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

      SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company completed the transitional impairment test and no impairment exists.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At August 3, 2002, goodwill and the related amortization expense for the 26 weeks ended August 3, 2002 and August 4, 2001, consisted of the following:

				Amortization Expense

	August 3, 2002
				26 Weeks Ended
		Accumulated
	Asset	Amortization	Net	August 3, 2002	August 4, 2001

Goodwill	$339,991	$22,034	$317,957	$—	$5,562

      Amortization of goodwill ceased effective February 3, 2002.

      The effects of the adoption of SFAS No. 142 on the reported net loss and loss per share for the 13 weeks and 26 weeks ended August 4, 2001 are as follows:

	13 Weeks	26 Weeks
	Ended	Ended
	August 4,	August 4,
	2001	2001

Reported net loss	$(4,849)	$(12,079)
Add Back: Goodwill amortization, net of taxes	2,181	4,354

Net loss, as adjusted	$(2,668)	$(7,725)

Basic and diluted loss per share:
Reported net loss	$(0.13)	$(0.34)
Goodwill amortization, net of taxes	0.06	0.12

Adjusted net loss	$(0.07)	$(0.22)

4.     Debt

      Concurrent with the Offering, the Company entered into a $75,000 senior secured revolving credit facility which expires in February 2005. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 50% of non-defective inventory. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate or (b)  1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time) or (2) LIBOR loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The applicable interest margin is initially 0.25% for base rate loans and 1.75% for LIBOR rate loans, based on the Company’s current fixed charge coverage ratio of 2.00 to 1.00, and in each case will thereafter vary from 0.00% to 0.50% for base rate loans and from 1.25% to 2.00% for LIBOR rate loans, depending on the Company’s fixed charge coverage ratio. The fixed charge coverage ratio is calculated as the ratio of earnings before interest, taxes, depreciation, amortization and rent expense less capital expenditures to the sum of interest expense, debt amortization and rent expense for the twelve-month period then ended. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. The revolving credit facility generally restricts our ability to pay dividends and requires the Company to maintain certain financial ratios. There have been no borrowings under the revolving credit facility.

5.     Income Taxes

      The tax provisions for the 26 weeks ended August 3, 2002 and August 4, 2001 are based upon management’s estimate of the Company’s annualized effective tax rate.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.     Certain Relationships and Related Transactions

      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management considers the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $255 and $222 for the 13 weeks ended August 3, 2002 and August 4, 2001, respectively, and $500 and $427 for the 26 weeks ended August 3, 2002 and August 4, 2001, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management considers the allocation methodology to be reasonable. These charges amounted to $429 and $364 for the 13 weeks ended August 3, 2002 and August 4, 2001, respectively, and $828 and $618 for the 26 weeks ended August 3, 2002 and August 4, 2001, respectively.

      On May 1, 2001, the Company entered into an agreement with barnesandnoble.com llc (“Barnes & Noble.com”), a company in which Barnes & Noble owns an approximate 36% interest, pursuant to which the Company sells video game products and PC entertainment software through Barnes & Noble.com’s web site. The Company pays Barnes & Noble.com a referral fee on the Company’s net sales from purchases made through Barnes & Noble.com’s web site. Management considers the referral fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These referral fees amounted to $3 and $6 for the 13 weeks ended August 3, 2002 and August 4, 2001, respectively, and $8 and $6 for the 26 weeks ended August 3, 2002 and August 4, 2001, respectively.

      Prior to the completion of the Offering, the Company utilized the management and strategic advisory services of Leonard Riggio, the Chairman of Barnes & Noble, during the normal course of its operations. The annual compensation paid by Barnes & Noble to Leonard Riggio was allocated to the Company based upon the amount of time Mr. Riggio devoted to the Company as well as his duties and responsibilities. Management considered the allocation methodology to be reasonable. During the 13 weeks ended and the 26 weeks ended August 4, 2001, this allocated compensation amounted to $81 and $163, respectively.

8.     Supplemental Cash Flow Information

	26 Weeks	26 Weeks
	Ended	Ended
	August 3,	August 4,
	2002	2001

Cash paid during the period for:
Interest	$47,040	$—

Income taxes	9,795	—

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

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of August 3, 2002, we operated 1,128 stores, in 49 states, Puerto Rico and Guam, under the names GameStop, Babbage’s, Software Etc. and FuncoLand. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, one of the industry’s largest circulation multi-platform video game magazines in the United States.

Results of Operations

      The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	13 weeks Ended		26 weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2	74.0	73.9	75.1

Gross profit	26.8	26.0	26.1	24.9
Selling, general and administrative expenses	21.1	23.5	20.7	23.2
Depreciation and amortization	2.1	2.3	2.0	2.2
Amortization of goodwill	0.0	1.3	0.0	1.4

Operating earnings (loss)	3.6	(1.1)	3.4	(1.9)
Interest expense, net	(0.1)	2.4	0.0	2.6

Earnings (loss) before income taxes	3.7	(3.5)	3.4	(4.5)
Income tax expense (benefit)	1.5	(1.2)	1.4	(1.5)

Net earnings (loss)	2.2%	(2.3)%	2.0%	(3.0)%

13 weeks ended August 3, 2002 compared with the 13 weeks ended August 4, 2001

      Sales increased by $67.5 million, or 32.6%, from $206.8 million in the 13 weeks ended August 4, 2001 to $274.3 million in the 13 weeks ended August 3, 2002. The increase in sales was primarily attributable to an increase in comparable store sales and the additional sales resulting from 138 net new stores opened since August 4, 2001. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase of 22.9% was primarily due to sales of PlayStation 2, Xbox and GameCube hardware, software and accessories, following the launch of these new video game platforms in October 2000 and November 2001, respectively, and the increase in sales of used video game products. The sales of these new hardware platforms and related products and used video game products were partially offset by sales declines in PlayStation, Nintendo 64 and Dreamcast from the corresponding period a year ago.

      Cost of sales increased by $47.7 million, or 31.2%, from $153.1 million in the 13 weeks ended August 4, 2001 to $200.8 million in the 13 weeks ended August 3, 2002. Cost of sales as a percentage of net sales decreased from 74.0% in the 13 weeks ended August 4, 2001 to 73.2% in the 13 weeks ended August 3, 2002. This decrease was the result of the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Xbox and GameCube video game software and accessories and used video game products. Sales of new video game hardware generally increase as a percentage of sales in the first full year following the introduction of next generation platforms. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years.

      Selling, general and administrative expenses increased by $9.5 million, or 19.6%, from $48.5 million in the 13 weeks ended August 4, 2001 to $58.0 million in the 13 weeks ended August 3, 2002. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 23.5% in the 13 weeks ended August 4, 2001 to 21.1% in the 13 weeks ended August 3, 2002. The decrease in selling, general and administrative expenses as a percentage of sales was due to the economies achieved in distribution and corporate operating expenses and the store operating efficiencies gained as a result of the increase in comparable store sales.

      Depreciation and amortization expense increased from $4.7 million for the 13 weeks ended August 4, 2001 to $5.6 million in the 13 weeks ended August 3, 2002. This increase of $0.9 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

      Amortization of goodwill was $2.8 million in the 13 weeks ended August 4, 2001. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”), the related goodwill was not amortized during the 13 weeks ended August 3, 2002. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company completed the impairment test and no impairment exists.

      Interest expense, net of interest income, decreased by $5.4 million from $5.0 million of net interest expense in the 13 weeks ended August 4, 2001 to $0.4 million of net interest income in the 13 weeks ended August 3, 2002. The decrease in interest expense was attributable to the repayment of $250.0 million in debt in February 2002 using the proceeds of the public offering and the contribution of the remaining $150.0 million in debt to paid-in-capital by Barnes & Noble. The interest income resulted from the investment of excess cash balances.

      Income tax benefit of $2.4 million was recorded during the 13 weeks ended August 4, 2001 compared to income tax expense of $4.1 million in the 13 weeks ended August 3, 2002. Tax expense for the 13 weeks ended August 3, 2002 was based upon management’s estimate of the Company’s annualized effective tax rate.

26 weeks ended August 3, 2002 compared with the 26 weeks ended August 4, 2001

      Sales increased by $137.5 million, or 33.7%, from $408.2 million in the 26 weeks ended August 4, 2001 to $545.7 million in the 26 weeks ended August 3, 2002. The increase in sales was primarily attributable to an increase in comparable store sales and the additional sales resulting from 138 net new stores opened since August 4, 2001. The comparable store sales increase of 25.8% was primarily due to sales of PlayStation 2, Xbox and GameCube hardware, software and accessories, following the launch of these new video game platforms in October 2000 and November 2001, respectively, and the increase in sales of used video game products. The sales of these new hardware platforms and related products and used video game products were partially offset by sales declines in PlayStation, Nintendo 64 and Dreamcast from the corresponding period a year ago.

      Cost of sales increased by $96.7 million, or 31.6%, from $306.4 million in the 26 weeks ended August 4, 2001 to $403.1 million in the 26 weeks ended August 3, 2002. Cost of sales as a percentage of net sales decreased from 75.1% in the 26 weeks ended August 4, 2001 to 73.9% in the 26 weeks ended August 3, 2002. This decrease was the result of the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and accessories and used video game products.

      Selling, general and administrative expenses increased by $18.5 million, or 19.5%, from $94.7 million in the 26 weeks ended August 4, 2001 to $113.2 million in the 26 weeks ended August 3, 2002. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 23.2% in the 26 weeks ended August 4, 2001 to 20.7% in the 26 weeks ended August 3, 2002. The decrease in selling, general and administrative expenses as a percentage of sales was due to the economies achieved in distribution and corporate operating expenses and the store operating efficiencies gained as a result of the increase in comparable store sales.

      Depreciation and amortization expense increased from $9.1 million for the 26 weeks ended August 4, 2001 to $10.7 million in the 26 weeks ended August 3, 2002. This increase of $1.6 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

      Amortization of goodwill was $5.6 million in the 26 weeks ended August 4, 2001. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”), the related goodwill was not amortized during the 26 weeks ended August 3, 2002.

      Interest expense, net of interest income, decreased by $10.7 million, or 99.1%, from $10.8 million in the 26 weeks ended August 4, 2001 to $0.1 million in the 26 weeks ended August 3, 2002. The decrease was attributable to the repayment of $250.0 million in debt in February 2002 using the proceeds of the public offering and the contribution of the remaining $150.0 million in debt to paid-in-capital by Barnes & Noble.

      Income tax benefit of $6.4 million was recorded during the 26 weeks ended August 4, 2001 compared to income tax expense of $7.4 million in the 26 weeks ended August 3, 2002. Tax expense for the 26 weeks ended August 3, 2002 was based upon management’s estimate of the Company’s annualized effective tax rate.

Seasonality

      The Company’s business, like that of many retailers, is seasonal, with a significant portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

      During the 26 weeks ended August 3, 2002 and August 4, 2001, cash used by operations was $7.8 million and $0.8 million, respectively. In the 26 weeks ended August 3, 2002, cash used by operations was primarily due to decreases in accounts payable. Cash used in operations in the 26 weeks ended August 4, 2001 was primarily the result of an increase in merchandise inventories.

      Cash used in investing activities was $6.4 million and $18.3 million during the 26 weeks ended August 4, 2001 and August 3, 2002, respectively. During the 26 weeks ended August 4, 2001 and August 3, 2002, we had capital expenditures of $6.4 million and $17.5 million, respectively, to open new stores, remodel existing stores, and invest in distribution and information systems. Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 100 stores in the 26 weeks ended August 3, 2002 and expect to open between 75 and 100 stores in the remainder of fiscal 2002. Projected capital expenditures for fiscal 2002 are $35 million, to be used primarily to fund new store openings.

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

Disclosure Regarding Forward-looking Statements

      This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel; and

•	other factors described in the Form 10-K, including those set forth under the caption “Business — Risk Factors.”

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

      Our net proceeds from our initial public offering, after deduction of underwriting discounts and commissions of $24.3 million and expenses of $2.1 million, were $347.3 million. All of the expenses were paid directly to persons other than our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities. A portion of the proceeds was used to repay $250.0 million of our indebtedness to Barnes & Noble, with Barnes & Noble contributing the remaining $150.0 million of indebtedness to the Company as additional paid-in-capital. To the date of this report, approximately $21.2 million of the balance of the proceeds (approximately $97.3 million) has been used for capital expenditures and approximately $56.6 million has been used for working capital and general corporate purposes. The remaining amount (approximately $19.5 million) has been invested in short-term, highly-liquid investments. Other than the repayment of indebtedness to Barnes & Noble and as otherwise described in the Registration Statement, none of the proceeds has been paid directly or indirectly to any of our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number		Description

99.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      The following reports on Form 8-K were filed during the Company’s quarter ended August 3, 2002:

      On May 31, 2002, the Company filed a Form 8-K under Item 5 reporting the appointment of three directors to the Board of Directors increasing the number of directors to six.

      On July 23, 2002, the Company filed a Form 8-K under Item 5 reporting the appointment of one director to the Board of Directors increasing the number of directors to seven.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ DAVID W. CARLSON

David W. Carlson
Executive Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: September 12, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, R. Richard Fontaine, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GameStop Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ R. RICHARD FONTAINE

R. Richard Fontaine
Chief Executive Officer

Date: September 12, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, David W. Carlson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GameStop Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ DAVID W. CARLSON

David W. Carlson
Executive Vice President and
Chief Financial Officer

Date: September 12, 2002

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number		Description

99.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1