Form 10-Q
period 2002-11-02
GAMESTOP CORP
filed 2002-12-16
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

or

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

(817) 424-2000

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Number of shares of $.001 par value Class A Common Stock outstanding as of November 30, 2002: 21,042,540

      Number of shares of $.001 par value Class B Common Stock outstanding as of November 30, 2002: 36,009,000

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — November 2, 2002 (unaudited), November 3, 2001 (unaudited) and February 2, 2002	2
	Consolidated Statements of Operations (unaudited) — For the 13 weeks and 39 weeks ended November 2, 2002 and November 3, 2001	3
	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (unaudited) — November 2, 2002	4
	Consolidated Statements of Cash Flows (unaudited) — For the 39 weeks ended November 2, 2002 and November 3, 2001	5
	Notes to Consolidated Financial Statements	6-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURE		15
CERTIFICATIONS		16-17
Exhibit Index		E-1

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	November 2,	November 3,	February 2,
	2002	2001	2002

	(Unaudited)	(Unaudited)

	(In thousands, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$125,121	$7,982	$80,750
Receivables, net	7,461	5,263	5,930
Merchandise inventories	268,393	211,822	138,351
Prepaid expenses and other current assets	8,976	8,035	8,255
Deferred taxes	3,418	4,825	3,418

Total current assets	413,369	237,927	236,704

Property and equipment:
Leasehold improvements	36,413	25,640	27,898
Fixtures and equipment	77,590	54,956	57,579

	114,003	80,596	85,477
Less accumulated depreciation and amortization	49,854	28,756	33,854

Net property and equipment	64,149	51,840	51,623

Goodwill, net	317,957	311,075	317,957
Other noncurrent assets	1,148	551	559

Total other assets	319,105	311,626	318,516

Total assets	$796,623	$601,393	$606,843

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$209,491	$144,354	$148,597
Accrued liabilities	66,388	43,179	57,000

Total current liabilities	275,879	187,533	205,597

Payable to Barnes & Noble, Inc.	—	440,743	399,623
Deferred taxes	3,065	3,098	3,065
Other long-term liabilities	2,777	2,455	2,543

	5,842	446,296	405,231

Total liabilities	281,721	633,829	610,828

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 20,971 shares issued and outstanding	21	—	—
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36	36
Additional paid-in-capital	491,812	(15,902)	(6,237)
Retained earnings (deficit)	23,033	(16,570)	2,216

Total stockholders’ equity (deficit)	514,902	(32,436)	(3,985)

Total liabilities and stockholders’ equity (deficit)	$796,623	$601,393	$606,843

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

	(In thousands, except per share data)

	(Unaudited)
Sales	$286,728	$198,766	$832,395	$606,927
Cost of sales	212,883	144,188	616,014	450,630

Gross profit	73,845	54,578	216,381	156,297
Selling, general and administrative expenses	52,001	41,296	165,217	135,987
Depreciation and amortization	5,862	4,892	16,605	14,023
Amortization of goodwill	—	2,781	—	8,343

Operating earnings (loss)	15,982	5,609	34,559	(2,056)
Interest income	(519)	—	(1,484)	—
Interest expense	139	4,649	1,229	15,450

Earnings (loss) before income tax expense (benefit)	16,362	960	34,814	(17,506)
Income tax expense (benefit)	6,577	707	13,997	(5,680)

Net earnings (loss)	$9,785	$253	$20,817	$(11,826)

Net earnings (loss) per common share — basic	$0.17	$0.01	$0.37	$(0.33)

Weighted average shares of common stock — basic	56,931	36,009	56,039	36,009

Net earnings (loss) per common share — diluted	$0.16	$0.01	$0.34	$(0.33)

Weighted average shares of common stock — diluted	61,111	40,114	60,372	36,009

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional
					Paid in	Retained
	Shares	Class A	Shares	Class B	Capital	Earnings	Total

	(In thousands)

	(Unaudited)
Balance at February 2, 2002	—	$—	36,009	$36	$(6,237)	$2,216	$(3,985)
Shares issued in public offering	20,764	21	—	—	347,318	—	347,339
Exercise of employee stock options	207	—	—	—	731	—	731
Capital contribution from Barnes & Noble, Inc	—	—	—	—	150,000	—	150,000
Net earnings for the 39 weeks ended November 2, 2002	—	—	—	—	—	20,817	20,817

Balance at November 2, 2002	20,971	$21	36,009	$36	$491,812	$23,033	$514,902

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks	39 Weeks
	Ended	Ended
	November 2,	November 3,
	2002	2001

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$20,817	$(11,826)
Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities:
Depreciation and amortization	16,605	14,023
Amortization of goodwill	—	8,343
Amortization of loan cost	181	—
Deferred taxes	—	(1,056)
Loss on disposal of property and equipment	156	291
Increase in other long-term liabilities for scheduled rent increases in long-term leases	234	259
Changes in operating assets and liabilities, net
Receivables, net	(1,531)	(1,537)
Merchandise inventories	(130,042)	(102,969)
Prepaid expenses and other current assets	(721)	5,647
Accounts payable and accrued liabilities	70,282	47,372

Net cash flows used in operating activities	(24,019)	(41,453)

Cash flows from investing activities:
Purchase of property and equipment	(29,287)	(14,786)
Net decrease in other noncurrent assets	(770)	(15)

Net cash flows used in investing activities	(30,057)	(14,801)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	347,339	—
Issuance of shares relating to employee stock options	731	—
Repayment of debt due to Barnes & Noble, Inc.	(250,000)	—
Net increase in other payable to Barnes & Noble, Inc.	377	55,595

Net cash flows provided by financing activities	98,447	55,595

Net increase (decrease) in cash and cash equivalents	44,371	(659)
Cash and cash equivalents at beginning of period	80,750	8,641

Cash and cash equivalents at end of period	$125,121	$7,982

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.     Basis of Presentation

      The unaudited consolidated financial statements include the accounts of GameStop Corp. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

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

      Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 2, 2002 are not indicative of the results to be expected for the 52 weeks ending February 1, 2003.

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

      SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company completed the transitional impairment test and determined that no impairment exists.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At November 2, 2002, goodwill and the related amortization expense for the 39 weeks ended November 2, 2002 and November 3, 2001, consisted of the following:

				Amortization Expense

	November 2, 2002			39 Weeks Ended

		Accumulated		November 2,	November 3,
	Asset	Amortization	Net	2002	2001

Goodwill	$339,991	$22,034	$317,957	$—	$8,343

      Amortization of goodwill ceased effective February 3, 2002.

      The effects of the adoption of SFAS No. 142 on the reported net loss and loss per share for the 13 weeks and 39 weeks ended November 3, 2001 are as follows:

	13 Weeks	39 Weeks
	Ended	Ended
	November 3,	November 3,
	2001	2001

Reported net loss	$253	$(11,826)
Add Back: Goodwill amortization, net of taxes	1,976	6,309

Net loss, as adjusted	$2,229	$(5,517)

Earnings (loss) per share — basic and diluted:
Reported net loss	$0.01	$(0.33)
Goodwill amortization, net of taxes	0.05	0.18

Adjusted net loss	$0.06	$(0.15)

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

5.     Income Taxes

      The tax provisions for the 39 weeks ended November 2, 2002 and November 3, 2001 are based upon management’s estimate of the Company’s annualized effective tax rate.

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

7.     Certain Relationships and Related Transactions

      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management considers the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $243 and $200 for the 13 weeks ended November 2, 2002 and November 3, 2001, respectively, and $743 and $627 for the 39 weeks ended November 2, 2002 and November 3, 2001, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management considers the allocation methodology to be reasonable. These charges amounted to $453 and $321 for the 13 weeks ended November 2, 2002 and November 3, 2001, respectively, and $1,281 and $940 for the 39 weeks ended November 2, 2002 and November 3, 2001, respectively.

      On May 1, 2001, the Company entered into an agreement with barnesandnoble.com llc (“Barnes & Noble.com”), a company in which Barnes & Noble owns an approximate 36% interest, pursuant to which the Company sells video game products and PC entertainment software through Barnes & Noble.com’s web site. The Company pays Barnes & Noble.com a referral fee on the Company’s net sales from purchases made through Barnes & Noble.com’s web site. Management considers the referral fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These referral fees amounted to $3 and $11 for the 13 weeks ended November 2, 2002 and November 3, 2001, respectively, and $10 and $18 for the 39 weeks ended November 2, 2002 and November 3, 2001, respectively.

      Prior to the completion of the Offering, the Company utilized the management and strategic advisory services of Leonard Riggio, the Chairman of Barnes & Noble, during the normal course of its operations. The annual compensation paid by Barnes & Noble to Leonard Riggio was allocated to the Company based upon the amount of time Mr. Riggio devoted to the Company as well as his duties and responsibilities. Management considered the allocation methodology to be reasonable. During the 13 weeks ended and the 39 weeks ended November 3, 2001, this allocated compensation amounted to $81 and $244, respectively.

8.     Supplemental Cash Flow Information

	39 Weeks	39 Weeks
	Ended	Ended
	November 2,	November 3,
	2002	2001

Cash paid during the period for:
Interest	$47,111	$—

Income taxes	13,794	—

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

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of November 2, 2002, we operated 1,186 stores, in 49 states, Puerto Rico and Guam, under the names GameStop, Babbage’s, Software Etc. and FuncoLand. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, one of the industry’s largest circulation multi-platform video game magazines in the United States.

Results of Operations

      The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	13 weeks Ended		39 weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.2	72.5	74.0	74.2

Gross profit	25.8	27.5	26.0	25.8
Selling, general and administrative expenses	18.2	20.8	19.9	22.4
Depreciation and amortization	2.0	2.5	2.0	2.3
Amortization of goodwill	0.0	1.4	0.0	1.4

Operating earnings (loss)	5.6	2.8	4.1	(0.3)
Interest expense, net	(0.1)	2.3	(0.1)	2.6

Earnings (loss) before income taxes	5.7	0.5	4.2	(2.9)
Income tax expense (benefit)	2.3	0.4	1.7	(0.9)

Net earnings (loss)	3.4%	0.1%	2.5%	(2.0)%

13 weeks ended November 2, 2002 compared with the 13 weeks ended November 3, 2001

      Sales increased by $87.9 million, or 44.2%, from $198.8 million in the 13 weeks ended November 3, 2001 to $286.7 million in the 13 weeks ended November 2, 2002. The increase in sales was primarily attributable to an increase in comparable store sales and the additional sales resulting from 175 net new stores opened since November 3, 2001. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase of 30.3% was primarily due to sales of PlayStation 2, Xbox and GameCube hardware, software and accessories, following the launch of these new video game platforms in October 2000 and November 2001, respectively, and the increase in sales of used video game products. The sales of these new hardware platforms and related products and used video game products were partially offset by sales declines in PlayStation, Nintendo 64 and Dreamcast from the corresponding period a year ago.

      Cost of sales increased by $68.7 million, or 47.6%, from $144.2 million in the 13 weeks ended November 3, 2001 to $212.9 million in the 13 weeks ended November 2, 2002. Cost of sales as a percentage of net sales increased from 72.5% in the 13 weeks ended November 3, 2001 to 74.2% in the 13 weeks ended November 2, 2002. This increase was the result of the shift in sales mix toward new video game software due to the success of several new video game titles in the current year quarter, and the lack of new title releases in the prior year quarter.

      Selling, general and administrative expenses increased by $10.7 million, or 25.9%, from $41.3 million in the 13 weeks ended November 3, 2001 to $52.0 million in the 13 weeks ended November 2, 2002. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 20.8% in the 13 weeks ended November 3, 2001 to 18.2% in the 13 weeks ended November 2, 2002. The decrease in selling, general and administrative expenses as a percentage of sales was due to the economies achieved in distribution and corporate operating expenses and the store operating efficiencies gained as a result of the increase in comparable store sales.

      Depreciation and amortization expense increased from $4.9 million for the 13 weeks ended November 3, 2001 to $5.9 million in the 13 weeks ended November 2, 2002. This increase of $1.0 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

      Amortization of goodwill was $2.8 million in the 13 weeks ended November 3, 2001. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS No. 142”), the related goodwill was not amortized during the 13 weeks ended November 2, 2002. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 142 provides for a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company completed the impairment test in the second quarter of 2002 and determined that no impairment exists.

      Interest expense, net of interest income, decreased by $5.0 million from $4.6 million of net interest expense in the 13 weeks ended November 3, 2001 to $0.4 million of net interest income in the 13 weeks ended November 2, 2002. The decrease in interest expense was attributable to the repayment of $250.0 million in debt in February 2002 using the proceeds of the public offering and the contribution of the remaining $150.0 million in debt to paid-in-capital by Barnes & Noble. The interest income resulted from the investment of excess cash balances.

      Income tax expense of $0.7 million was recorded during the 13 weeks ended November 3, 2001 compared to income tax expense of $6.6 million in the 13 weeks ended November 2, 2002. Tax expense for the 13 weeks ended November 2, 2002 was based upon management’s estimate of the Company’s annualized effective tax rate.

39 weeks ended November 2, 2002 compared with the 39 weeks ended November 3, 2001

      Sales increased by $225.5 million, or 37.2%, from $606.9 million in the 39 weeks ended November 3, 2001 to $832.4 million in the 39 weeks ended November 2, 2002. The increase in sales was primarily attributable to an increase in comparable store sales and the additional sales resulting from 175 net new stores opened since November 3, 2001. The comparable store sales increase of 27.2% was primarily due to sales of PlayStation 2, Xbox and GameCube hardware, software and accessories, following the launch of these new video game platforms in October 2000 and November 2001, respectively, and the increase in sales of used video game products. The sales of these new hardware platforms and related products and used video game products were partially offset by sales declines in PlayStation, Nintendo 64 and Dreamcast from the corresponding period a year ago.

      Cost of sales increased by $165.4 million, or 36.7%, from $450.6 million in the 39 weeks ended November 3, 2001 to $616.0 million in the 39 weeks ended November 2, 2002. Cost of sales as a percentage of net sales decreased from 74.2% in the 39 weeks ended November 3, 2001 to 74.0% in the 39 weeks ended November 2, 2002. This decrease was the result of the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and accessories and used video game products. Sales of new video game hardware generally increase as a percentage of sales in the first full year following the introduction of next generation platforms. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years.

      Selling, general and administrative expenses increased by $29.2 million, or 21.5%, from $136.0 million in the 39 weeks ended November 3, 2001 to $165.2 million in the 39 weeks ended November 2, 2002. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 22.4% in the 39 weeks ended November 3, 2001 to 19.9% in the 39 weeks ended November 2, 2002. The decrease in selling, general and administrative expenses as a percentage of sales was due to the economies achieved in distribution and corporate operating expenses and the store operating efficiencies gained as a result of the increase in comparable store sales.

      Depreciation and amortization expense increased from $14.0 million for the 39 weeks ended November 3, 2001 to $16.6 million in the 39 weeks ended November 2, 2002. This increase of $2.6 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

      Amortization of goodwill was $8.3 million in the 39 weeks ended November 3, 2001. In accordance SFAS No. 142, the related goodwill was not amortized during the 39 weeks ended November 2, 2002.

      Interest expense, net of interest income, decreased by $15.7 million from $15.4 million of net interest expense in the 39 weeks ended November 3, 2001 to net interest income of $0.3 million in the 39 weeks ended November 2, 2002. The decrease was attributable to the repayment of $250.0 million in debt in February 2002 using the proceeds of the public offering and the contribution of the remaining $150.0 million in debt to paid-in-capital by Barnes & Noble. The interest income resulted from the investment of excess cash balances.

      Income tax benefit of $5.7 million was recorded during the 39 weeks ended November 3, 2001 compared to income tax expense of $14.0 million in the 39 weeks ended November 2, 2002. Tax expense for the 39 weeks ended November 2, 2002 was based upon management’s estimate of the Company’s annualized effective tax rate.

Seasonality

      The Company’s business, like that of many retailers, is seasonal, with a significant portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

      During the 39 weeks ended November 2, 2002 and November 3, 2001, cash used by operations was $24.0 million and $41.5 million, respectively. Cash used in operations in the 39 weeks ended November 2, 2002 and November 3, 2001 was primarily the result of an increase in merchandise inventories, offset by increases in accounts payable.

      Cash used in investing activities was $14.8 million and $30.0 million during the 39 weeks ended November 3, 2001 and November 2, 2002, respectively. During the 39 weeks ended November 3, 2001 and November 2, 2002, we had capital expenditures of $14.8 million and $29.3 million, respectively, to open new stores, remodel existing stores, and invest in distribution and information systems. Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 163 stores in the 39 weeks ended November 2, 2002 and expect to open 37 stores in the remainder of fiscal 2002.

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

      Our obligations under the credit facility are secured by all assets owned by us and our subsidiaries. Based on our current operating plans, we believe that cash generated from our operating activities, available borrowings under our credit facility and available cash balances will be sufficient to fund our operations, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months. There have been no borrowings under the credit facility.

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

Item 4.     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      Within the 90-day period prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods.

      (b) Changes in Internal Controls

      There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation.

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

      Our net proceeds from our initial public offering, after deduction of underwriting discounts and commissions of $24.3 million and expenses of $2.1 million, were $347.3 million. All of the expenses were paid directly to persons other than our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities. A portion of the proceeds was used to repay $250.0 million of our indebtedness to Barnes & Noble, with Barnes & Noble contributing the remaining $150.0 million of indebtedness to the Company as additional paid-in-capital. To the date of this report, approximately $33.8 million of the balance of the proceeds (approximately $97.3 million) has been used for capital expenditures and the remaining amount has been used for working capital and general corporate purposes. Other than the repayment of indebtedness to Barnes & Noble and as otherwise described in the Registration Statement, none of the proceeds has been paid directly or indirectly to any of our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date December 16, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, R. Richard Fontaine, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of GameStop Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. RICHARD FONTAINE

R. Richard Fontaine
Chief Executive Officer

Date: December 16, 2002

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David W. Carlson, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of GameStop Corp.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID W. CARLSON

David W. Carlson
Chief Financial Officer

Date: December 16, 2002

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1