Form 10-K
period 2003-02-01
GAMESTOP CORP
filed 2003-05-02
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

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

None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $314,615,899 based upon the closing market price of $15.10 per share of Class A Common Stock on the New York Stock Exchange as of August 2, 2002.

      Number of shares of $.001 par value Class A Common Stock outstanding as of April 2, 2003: 21,090,740

      Number of shares of $.001 par value Class B Common Stock outstanding as of April 2, 2003: 36,009,000

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the definitive proxy statement for the Registrant’s 2003 Annual Meeting of Stockholders, which is to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

General

      GameStop Corp. (“GameStop” or the “Company”) is the largest video game and PC entertainment software specialty retailer in the United States, based on the number of stores we operate and our total revenues. We carry one of the largest assortments of new and used video game hardware, video game software and accessories, PC entertainment software, and related products, including action figures, trading cards and strategy guides. As of February 1, 2003, we operated 1,231 stores in the United States, Puerto Rico and Guam. We currently operate our stores under the GameStop, Babbage’s, Software Etc. and FuncoLand names and are in the process of rebranding most of our stores under the GameStop name, which is expected to be completed by the fourth quarter of fiscal 2003 (the 52-week period ending January 31, 2004). We carry a constantly changing selection of more than 4,000 stock keeping units (“SKUs”) of electronic game merchandise in most stores. In addition, we operate a web site at gamestop.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine, with over 1,000,000 subscribers.

      Of our 1,231 stores, 693 stores are located in strip centers and 538 stores are located in shopping malls and other locations. Our strip center stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game hardware, video game software and accessories, which we refer to as video game products and, in selected stores, PC entertainment software. Our mall stores, which average approximately 1,200 square feet, carry primarily new video game products, and PC entertainment software, as well as a limited selection of used video game products. Our used video game products provide a unique value proposition to our customers, and our purchasing of video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which, in turn, drives more sales.

      Prior to February 12, 2002, we were a wholly-owned subsidiary of Barnes & Noble, Inc (“Barnes & Noble”). On February 12, 2002, we completed an initial public offering of shares of our Class A common stock at a price of $18.00 per share, raising net proceeds of approximately $347.3 million. A portion of those proceeds was used to repay $250.0 million of our indebtedness to Barnes & Noble, with Barnes & Noble contributing the remaining $150.0 million of indebtedness to the Company as additional paid-in-capital. Of the balance of the proceeds (approximately $97.3 million), approximately $33.8 million was used for capital expenditures and the remainder was used for working capital and general corporate purposes. Currently, Barnes & Noble owns approximately 63.1% of the outstanding shares of our capital stock through its ownership of 100% of our Class B common stock, which represents 94.5% of the combined voting power of all classes of our voting stock.

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

      In some cases, forward-looking statements can be identified by the use of terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “will,” “should,” “seeks,” “pro forma” or similar expressions. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements.

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

Risk Factors

      An investment in our Company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our Company. The risks described below are not the only ones facing our Company. Additional risks not presently known to us, or that we consider immaterial, may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results or financial condition, and could cause a decline in the trading price of our Class A common stock and the value of your investment.

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

      Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and approximately five distributors. Our largest vendors are Sony Computer Entertainment of America, Inc. and Electronic Arts, Inc., which accounted for 18% and 12%, respectively, of our new product purchases in fiscal 2002 (the 52-week period ended February 1, 2003). If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

The video game system and software product industries are cyclical, which could cause significant fluctuation in our earnings.

      The electronic game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. New video game platforms have historically been introduced approximately every five years. If video game platform manufacturers fail to develop new hardware platforms, our sales of video game products could decline.

An adverse trend in sales during the holiday selling season could impact our financial results.

      Our business, like that of many specialty retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2002, we generated approximately 38% of our sales and approximately 60% of our operating earnings during the fourth quarter. In addition, prior to fiscal 2002, we have historically experienced net losses in each of our first three fiscal quarters. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

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

      Our growth strategy is largely dependent upon opening new stores and operating them profitably. We opened 210 stores in fiscal 2002 and expect to open approximately 235 to 265 new stores in fiscal 2003. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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

      The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart Stores, Inc., Target Corporation and Kmart Corporation; other video game and

PC software specialty stores located in malls and other locations, including Electronics Boutique Holdings Corp.; toy retail chains, including Toys “R” Us, Inc. and KB Holdings, L.L.C.; mail-order businesses; catalogs; direct sales by software publishers; online retailers; and computer product and consumer electronics stores, including Best Buy Co., Inc. and Circuit City Stores, Inc. In addition, video games are available for rental from many video stores, some of whom, like Hollywood Entertainment Corp., have increased the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Some of our competitors in the electronic game industry have longer operating histories and may have greater financial resources than we do. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

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

      Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers, R. Richard Fontaine, our Chairman of the Board and Chief Executive Officer, Daniel A. DeMatteo, our President and Chief Operating Officer, and David W. Carlson, our Executive Vice President and Chief Financial Officer. We do not have employment contracts with any of our key personnel. The loss of services of any of our key personnel could have a negative impact on our business.

Legislative actions, higher director and officer insurance costs and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial condition and results of operations.

      In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as changes to the New York Stock Exchange listing standards and rules adopted by the Securities and Exchange Commission (the “SEC”), we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates they have incurred over the past year, and so our premiums for our directors’ and officers’ insurance policies are likely to increase. Changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

Risks Related to our Relationship with Barnes & Noble

Barnes & Noble’s control of our company could increase the difficulty of our acquisition by another company, even if such acquisition would be beneficial.

      Barnes & Noble owns 100% of our outstanding Class B common stock, which represents 94.5% of the combined voting power of all classes of our voting stock. In addition, some of the members of our board of directors also serve as directors of Barnes & Noble. As a result, Barnes & Noble has control over us, the election of our board of directors and our management and policies. Barnes & Noble also has control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and by-laws and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

Any conflict of interest between us and Barnes & Noble could hurt our business or prospects.

      There is a possibility that conflicts of interest will arise between Barnes & Noble and us in various areas pertaining to our past and ongoing relationships. Potential factors that may create a conflict of interest between Barnes & Noble and us are:

•	some of the members of our board of directors also sit on Barnes & Noble’s board of directors, which could result in Barnes & Noble’s interests being prioritized over our interests; and

•	some of the members of our board of directors currently have, or may have in the future, an equity interest in Barnes & Noble, which could affect their decisions in resolving potential conflicts between us and Barnes & Noble.

      In addition, Leonard Riggio, one of our directors, is the Chairman of the Board and a principal stockholder of Barnes & Noble. As of March 31, 2003, Mr. Riggio beneficially owned approximately 22.0% of the outstanding common stock of Barnes & Noble. Mr. Riggio also currently has options to acquire approximately 7.3% of our outstanding common stock. As a result, Mr. Riggio may have substantial control over the management and affairs of our company.

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

The limited voting rights of our Class A common stock could impact its attractiveness to investors and its liquidity and, as a result, its market value.

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

Certain affiliate agreements we have with Barnes & Noble could prevent us from, or increase our cost in, taking certain actions.

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

Industry Background

      According to NPD Group, Inc., a market research firm, the electronic game industry was an approximately $11.9 billion market in the United States in 2002. Of this $11.9 billion market, approximately $10.3 billion was attributable to video game products, excluding sales of used video game products, and approximately $1.6 billion was attributable to PC entertainment software.

      New Video Game Products. The Interactive Digital Software Association, or IDSA, estimates that 60% of all Americans, or approximately 145 million people, play video or computer games on a regular basis. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980’s. The processing speed of video game hardware has increased from 8-bit speeds in the 1980’s to 128-bit speeds in next-generation systems such as Sony PlayStation 2, launched in 2000, and Nintendo GameCube and Microsoft Xbox, which both launched in November 2001. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 32-bit Game Boy Advance SP, which was introduced in March 2003. Technological developments in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Next-Generation Systems Provide Multiple Capabilities Beyond Gaming. Many next-generation hardware platforms, including Sony PlayStation 2 and Microsoft Xbox, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, in 2002, both Sony PlayStation 2 and Microsoft Xbox introduced accessories which provide internet connectivity.

•	Backward Compatibility. Sony PlayStation 2 and Nintendo Game Boy Advance SP are both backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that backward compatibility may result in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms may be diminished.

•	Introduction of Next-Generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform. For example, when Sony PlayStation 2 was released in October 2000, approximately 30 game titles were available for sale. By January 2003, over 450 game titles for the Sony PlayStation 2 platform were available for sale.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 34, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to IDSA, approximately 43% of all electronic game players currently are female. More adults are also playing video games as a portion of the population that played video games in their childhood continues to play and advance to the next-generation video game products. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

      PC Entertainment Software. PC entertainment software is generally sold in the form of CD-ROMs and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities.

      Used Video Game Market. As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a growing used video game market has evolved in the United States. Based on reports published by NPD, management believes that, as of January 2003, the installed base of video game hardware systems in the United States, based on original sales, totaled over 111.3 million units, including approximately 27.2 million Sony PlayStation units, 4.2 million Sega Dreamcast units, 17.9 million Nintendo 64 units, 21.1 million Nintendo Game Boy and Game Boy Color units and approximately 40.9 million total units of Sega Genesis and Super Nintendo systems, of which, only the Sony PlayStation is still being manufactured. Hardware manufacturers and third-party software publishers produce a wide variety of software titles for each of these hardware platforms. Based on internal company estimates, management believes that the installed base of video game software units in the United States exceeds 625 million units.

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

      Enhancing our Image as a Destination Location. Our stores serve as destination locations for game players due to our broad selection of products, knowledgeable sales associates, game-oriented environment and unique pricing proposition. We offer all major video game platforms, provide a broad assortment of video game products and offer a larger and more current selection of merchandise than other retailers. We provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, as well as training in the latest technical and functional elements of our products and services. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips.

      Providing a First-to-Market Distribution Network. We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market for new video game products and PC entertainment software. We strive to deliver popular new releases to selected stores within hours of release and to all of our stores by the next morning. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the largest specialty retailer of video game products and PC entertainment software in the United States, with a proven capability to distribute new releases to our customers quickly, our management believes that we regularly receive a disproportionately large allocation of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assure our customers immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our web site prior to their release.

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

      Rebranding our Stores with the GameStop Name. We currently operate stores under the GameStop, Babbage’s, Software Etc. and FuncoLand names. We have initiated a rebranding strategy under which all new stores opened since December 2000 operate under the GameStop name and existing stores in targeted markets are being rebranded under the GameStop name. We intend to complete the rebranding of our stores by the fourth quarter of 2003. At the end of fiscal 2002, we operated approximately 900 stores under the GameStop name. Rebranding to a single GameStop name enables us to leverage brand awareness and to capture advertising and marketing efficiencies. Our rebranding strategy is further supported by the GameStop loyalty card and our web site. The GameStop loyalty card, which is obtained as a bonus with a paid subscription to our Game Informer magazine, offers customers discounts on selected merchandise in our stores. Our web site allows our customers to buy games on-line and to learn about the latest video game products and PC entertainment software and their availability in our stores.

      Investing in our Information Systems and Distribution Capabilities. We employ sophisticated and fully-integrated inventory management, store-level point of sale and financial systems and a centralized state-of-the-art distribution facility. These systems enable us to maximize the efficiency of the flow of over 4,000 SKUs, improve store efficiency, optimize store in-stock positions, and carry a broad selection of inventory. Our proprietary inventory management system enables us to maximize sales of new release titles and avoid markdowns as titles mature and utilizes electronic point-of-sale equipment that provides corporate headquarters with daily information regarding store-level sales and available inventory levels to automatically generate replenishment shipments to each store at least twice a week. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our systems enable each store to carry a merchandise assortment uniquely tailored to its own sales mix and customer needs. Our ability to react quickly to consumer purchasing trends has resulted in a target mix of inventory, reduced shipping and handling costs for overstocks and reduced our need to discount products.

Growth Strategy

      New Store Expansion. We intend to continue to open new strip center stores in our targeted markets and new mall stores in selected mall locations. We opened 74 new stores in fiscal 2001 (the 52-week period ended February 2, 2002) and 210 new stores in fiscal 2002. We plan on opening approximately 235 to 265 new stores in fiscal 2003. Our primary growth vehicle will be the expansion of our strip center store base, which we believe could grow to over 2,000 stores in the United States. Our strategy is to open clusters of strip center stores in targeted major metropolitan markets under the GameStop brand name. For example, we opened 25 new stores in the Dallas/ Ft. Worth metropolitan area in the last eighteen months and now operate a total of 58 stores in the Dallas/ Ft. Worth area. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores.

      Increase Comparable Store Sales. We plan to increase our comparable store sales by capitalizing on the growth in the video game industry, expanding our sales of used video game products and increasing awareness of the GameStop name.

•	Capitalize on Industry Growth. In fiscal 2002 and fiscal 2001, our comparable store sales increased 11.4% and 32.0%, respectively, driven in large measure by the success of Sony PlayStation 2, which was launched in October 2000, Nintendo Game Boy Advance, which was launched in June 2001 and Microsoft Xbox and Nintendo GameCube, both of which were launched in November 2001. During fiscal 2002, we successfully capitalized on the growth in demand for video game software and accessories that followed the launch of these four new video game platforms and the related increase in installed hardware base. Over the next few years, we expect to continue to capitalize on the increasing installed base for these platforms and the related growth in video game software and accessories sales.

•	Increase Sales of Used Video Game Products. We will continue to expand the selection and availability of used video game products in both our mall and strip center stores. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the continued growth of new platform technology to drive trade-ins of previous generation products, including Nintendo Game Boy Color and Nintendo 64, Sega Dreamcast and Sony PlayStation, as well as next generation platforms, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. We intend to increase customer awareness of the benefits of shopping in our stores. In connection with our rebranding efforts, in fiscal 2002, we enhanced GameStop brand awareness by increasing the amount of media advertising in targeted markets. In 2003, we plan to continue to increase media advertising, to expand our GameStop loyalty card program, to aggressively promote trade-ins of used video game products in our stores and to leverage our web site at gamestop.com.

Merchandise

      Our product offerings consist of video game products, PC entertainment software, and related products, such as action figures, trading cards and strategy guides. We also market selected PC productivity and educational software titles. Our in-store inventory generally consists of a constantly changing selection of over 4,000 SKUs. We have a central buying group that negotiates terms, discounts and cooperative advertising allowances for all of our stores. We use customer requests and feedback, advance orders, industry magazines and product reviews to determine which new releases are expected to be hits. Call lists and advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release. We also carefully manage product pricing utilizing a tiered pricing strategy that enables us to tailor pricing at our stores based on each store’s competitive environment.

      Video Game Hardware. We offer the video game platforms of all major manufacturers, including Sony PlayStation 2 and PlayStation, Microsoft Xbox, Nintendo GameCube, Game Boy Advance and Game Boy Advance SP. We also offer extended service agreements on video game hardware. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

      Video Game Software. We purchase video game software directly from the leading manufacturers, including Sony, Microsoft Corporation and Nintendo of America, Inc., as well as over 40 third-party game publishers, such as Electronic Arts, THQ Inc. and Activision, Inc. We are one of the largest customers in the United States of video game titles sold by these publishers. We carry over 1,000 SKUs at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/ Role Playing and Simulation.

      Used Video Game Products. We are the largest retailer of used video games in the United States. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, including new merchandise. We have the largest selection (over 2,000 SKUs) of used video game titles which have an average price of $17 as compared to $38 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate a refurbishment center where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

      PC Entertainment and Other Software. We purchase PC entertainment software from over 30 publishers, including Electronic Arts, Microsoft and Vivendi Universal. We offer PC entertainment software across a variety of genres, including Action, Simulation, Sports, Strategy and Adventure/ Role Playing. We also carry a limited assortment of educational, productivity and reference titles.

      Accessories and Other Products. Video game accessories consist primarily of controllers, memory cards and other add-ons. PC entertainment accessories consist primarily of video cards, joysticks and mice. We also carry strategy guides and magazines, as well as character-related merchandise, including action figures and trading cards. We carry over 400 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

      The following table sets forth sales mix, expressed as a percentage of net sales for the periods indicated:

	52 Weeks Ended	52 Weeks Ended
	February 1,	February 2,
	2003	2002

Video Games:*
Video Game Hardware	19%	25%
Video Game Software	58%	48%
Video Game Accessories	12%	12%
PC Software	7%	10%
PC Accessories and Other Products	4%	5%

*	Includes new and used merchandise.

Store Operations

      As of February 1, 2003, we operated 1,231 stores, primarily under the GameStop, Babbage’s, Software Etc. and FuncoLand names. Each of our stores typically carries over 4,000 SKUs. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

Store Formats

•	Strip Center Stores. Our strip center stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game products and, in selected stores, PC entertainment software. As of February 1, 2003, we operated 693 strip center stores in the United States and Puerto Rico. Our strip center stores are located in both high traffic “power strip centers” and local neighborhood strip centers, primarily in major metropolitan areas. These locations provide visibility, easy access and high frequency of visits. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

•	Mall-Based Stores. Our mall-based stores, which average approximately 1,200 square feet, carry primarily new video game products and PC entertainment software, as well as a limited selection of used video game products. As of February 1, 2003, we operated 538 mall stores in high traffic shopping malls in targeted locations throughout the United States, Puerto Rico and Guam.

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

      Locations. The table below sets forth the number of our stores located in each state, Puerto Rico and Guam as of February 1, 2003:

Number
State	of Stores

Alabama	11
Alaska	3
Arizona	22
Arkansas	4
California	137
Colorado	19
Connecticut	16
Delaware	6
Florida	54
Georgia	26
Guam	1
Hawaii	10
Idaho	2
Illinois	71
Indiana	18
Iowa	9
Kansas	5
Kentucky	15
Louisiana	11
Maine	2
Maryland	36
Massachusetts	28
Michigan	54
Minnesota	25
Mississippi	4
Missouri	28
Montana	4
Nebraska	3
Nevada	12
New Hampshire	6
New Jersey	62
New Mexico	5
New York	60
North Carolina	20
North Dakota	4

Number
State	of Stores

Ohio	53
Oklahoma	10
Oregon	8
Pennsylvania	69
Puerto Rico	11
Rhode Island	1
South Carolina	12
South Dakota	2
Tennessee	18
Texas	136
Utah	16
Vermont	1
Virginia	38
Washington	34
West Virginia	9
Wisconsin	20

1,231

Game Informer

      We publish Game Informer, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. The magazine is sold through subscription and through displays in our stores. For its February 2003 issue, the magazine had more than 1,000,000 paid subscriptions. Game Informer revenues are also generated through the sale of advertising space. In addition, we offer the GameStop loyalty card as a bonus with each paid subscription, providing our subscribers with a discount on selected merchandise.

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

      Distribution. We operate a 210,000 square foot state-of-the-art distribution center in Grapevine, Texas. By operating with a centralized distribution facility, we effectively control and minimize inventory levels. A technologically-advanced conveyor system and flow-through racks control costs and improve speed of fulfillment. The technology used in the distribution center allows for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. In order to support our first-to-market distribution network, we utilize the services of 10 off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles and deliver them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week.

      Management Information Systems. Our proprietary inventory management system and point-of-sale technology show daily sales and in-store stock by title by store. Systems in place use this data to automatically generate replenishment shipments to each store from our distribution center in Grapevine, Texas, enabling each store to carry a merchandise assortment uniquely tailored to its own sales mix and rate of sale. Our call lists and reservation system also provide our centralized buying staff with information to determine order size and inventory management for store-by-store inventory allocation. We constantly review and edit our merchandise categories with the objective of ensuring that inventory is up-to-date and meets customer needs. We use a centralized PC network-based information system based in our corporate offices, in order to minimize initial outlay of capital while allowing for flexibility and growth as operations expand.

      Our in-store point-of-sale system enables us to efficiently manage in-store transactions. This proprietary point-of-sale system has been enhanced to facilitate trade-in transactions, including automatic look-up of trade-in prices and printing of machine-readable bar codes to facilitate in-store restocking of used video games. In addition, our central database of all used video game products allows us to actively manage the pricing and product availability of our used video game products across our store base and re-allocate our used video game products as necessary.

Advertising

      Our stores are primarily located in high traffic, high visibility areas of regional shopping malls and strip centers. Given the high foot traffic drawn past the stores themselves, we use in-store marketing efforts such as window displays and “coming soon” signs to attract customers, as well as to promote used video game products and subscriptions to our Game Informer magazine. Inside the stores, we feature selected products through the use of vendor displays, “coming soon” or preview videos, signs, catalogs, point-of-purchase materials and end-cap displays. These advertising efforts are designed to increase the initial sales of new titles upon their release. We receive cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers to promote their respective products. Generally, a vendor agrees to purchase advertising space in one of our advertising vehicles. Once we run the advertising, the vendor pays to us an agreed amount.

      As part of our rebranding and targeted growth strategy, in fiscal 2002, we expanded our newspaper advertising in certain targeted markets at certain key times of the year. In addition, we expanded our use of radio advertising in certain markets to promote store openings. We plan to continue these efforts in 2003.

Field Management and Staff

      Our store operations are managed by a centrally located vice president of stores, two regional vice presidents and 11 regional store operations directors. The regions are divided into 101 districts, each with a district manager covering an average of 12 stores. Each store employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products, we provide our employees with targeted incentive programs to drive sales. We also provide our employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores. We also employ 11 regional loss prevention managers who assist the field in implementing security to prevent theft of our products.

      Stores communicate with our corporate offices via daily e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We also sponsor an annual store managers’ conference, to which we invite all video game software publishers to attend, and operate an intense educational training program to provide our employees with information about the video game products that will be released by those publishers in the holiday season.

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

Vendors

      We purchase substantially all of our new products from approximately 85 manufacturers and software publishers and approximately five distributors. Purchases from the top five vendors accounted for approximately 55% of our new product purchases in fiscal 2002. Only Sony and Electronic Arts (which accounted for 18% and 12%, respectively) accounted for more than 10% of our new product purchases during fiscal 2002. We have established price protections and return privileges with our primary vendors in order to reduce the risk of inventory obsolescence. In addition, we have no purchase contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relations with our vendors.

Competition

      The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart, Target and Kmart; other video game and PC software specialty stores located in malls and other locations, including Electronics Boutique; toy retail chains, including Toys “R” Us and KB Toys; mail-order businesses; catalogs; direct sales by software publishers; online retailers; and computer product and consumer electronics stores, including Best Buy and Circuit City. In addition, video games are available for rental from many video stores, some of whom, like Hollywood Entertainment Corp., have increased the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

Seasonality

      Our business, like that of many specialty retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2002, we generated approximately 38% of our sales and approximately 60% of our operating earnings during the fourth quarter. In addition, prior to fiscal 2002, we have historically experienced net losses in each of our first three fiscal quarters. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

Trademarks

      We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “Babbage’s” and “FuncoLand,” all of which have been registered by us with the United States Patent and Trademark Office. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Employees

      We have approximately 1,800 full-time salaried, 1,700 full-time hourly and between 7,000 and 10,000 part-time hourly employees depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of the electronic game industry. We believe that our relationship with our employees is excellent, and none of our employees is represented by a labor union or is a member of a collective bargaining unit.

Available Information

      We make available on our website (http://www.gamestop.com) under “Investor Relations — SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC.

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

      The terms of the store leases for the 1,231 leased stores open as of February 1, 2003 expire as follows:

Number
Lease Terms to Expire During	of Stores

(12 Months Ending on or About January 31)
Expired and in negotiations	138
2004	217
2005	191
2006	179
2007	102
2008 and later	404

1,231

      In addition to our stores, we lease a 250,000 square foot headquarters and distribution center in Grapevine, Texas. This lease expires on January 31, 2006. We have the right to renew the lease for an additional five years. Management believes that this facility will support our growth for at least the next few years.

      We also lease a 7,300 square foot office facility in Minneapolis, Minnesota which houses the operations of Game Informer magazine. This lease expires in February 2007.

Item 3.	Legal Proceedings

      In the ordinary course of our business, we are from time to time subject to various legal proceedings. We do not believe that any current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the 13 weeks ended February 1, 2003.

PART II

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The Company’s Class A common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GME” on February 13, 2002. As such, there was no public trading market for the Company’s Class A common stock prior to that time. The Company’s Class B common stock is not publicly traded and is held entirely by Barnes & Noble.

      The following table sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape.

	Fiscal 2002

	High	Low

First Quarter	$21.20	$18.02
Second Quarter	$24.21	$15.10
Third Quarter	$21.45	$14.90
Fourth Quarter	$20.24	$8.50

Use of Proceeds of Initial Public Offering

      Pursuant to a registration statement on Form S-1 (the “Registration Statement”) filed with the SEC (File No. 333-68294), on February 12, 2002, we registered and sold an aggregate of 20,763,888 shares of our Class A common stock at a price of $18.00 per share. The aggregate price of the offering amount registered and sold was approximately $373.7 million. Salomon Smith Barney acted as the managing underwriter for the offering.

      Our net proceeds from our initial public offering, after deduction of underwriting discounts and commissions of $24.3 million and expenses of $2.1 million, were $347.3 million. All of the expenses were paid directly to persons other than our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities. A portion of the proceeds was used to repay $250.0 million of our indebtedness to Barnes & Noble, with Barnes & Noble contributing the remaining $150.0 million of indebtedness to the Company as additional paid-in-capital. Of the balance of the proceeds (approximately $97.3 million), approximately $33.8 million was used for capital expenditures and the remainder was used for working capital and general corporate purposes. Other than the repayment of indebtedness to Barnes & Noble and as otherwise described in the Registration Statement, none of the proceeds has been paid directly or indirectly to any of our directors, officers or affiliates, their associates or persons owning 10% or more of any class of our equity securities.

Approximate Number of Holders of Common Equity

      As of March 19, 2003, there were approximately 5,150 record holders of the Company’s $.001 par value per share Class A common stock. Barnes & Noble was the sole beneficial holder of the Company’s $.001 par value per share Class B common stock.

Dividends

      The Company has never declared or paid any dividends on its common stock. We do not expect to pay dividends on any of our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for working capital and other general corporate purposes. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, the terms of the revolving credit facility we entered into on February 13, 2002, applicable provisions of federal and state laws, our earnings and various business considerations including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our board of directors deems relevant. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6.	Selected Consolidated Financial Data

      We completed our initial public offering on February 12, 2002. Before that date, we were a wholly-owned subsidiary of Barnes & Noble.

      The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended February 1, 2003, February 2, 2002, January 29, 2000 and January 30, 1999 consisted of 52 weeks and the fiscal year ended February 3, 2001 consisted of 53 weeks. The “Statement of Operations Data” for the fiscal years 2002, 2001 and 2000 and the “Balance Sheet Data” as of February 1, 2003 and February 2, 2002 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for the 39 weeks ended October 30, 1999, the 13 weeks ended January 29, 2000 and for the fiscal year ended January 30, 1999 and the “Balance Sheet Data” as of February 3, 2001, January 29, 2000 and January 30, 1999 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

      Our wholly-owned subsidiary Babbage’s Etc. LLC (“Babbage’s”), began operations in November 1996. In October 1999, Babbage’s was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble. Because our financial statements subsequent to the acquisition by Barnes & Noble are not directly comparable to those prior to the acquisition, our audited financial statements, for the periods ended January 29, 2000 and January 30, 1999, which are not included elsewhere in this Form 10-K, and the following table make a distinction between the “predecessor company” and the “successor company.” In June 2000, Barnes & Noble acquired Funco, Inc. (“Funco”) and thereafter, Babbage’s became a wholly-owned subsidiary of Funco. The acquisition of Funco has been accounted for under the purchase method of accounting. In December 2000, Funco changed its name to GameStop, Inc.

      Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

					Predecessor

	Fiscal Year	Fiscal Year	Fiscal Year	13 Weeks	39 Weeks	Fiscal Year
	Ended	Ended	Ended	Ended	Ended	Ended
	February 1,	February 2,	February 3,	January 29,	October 30,	January 30,
	2003	2002	2001	2000	1999	1999

	(In thousands, except per share and operating data)
Statement of Operations Data:
Sales	$1,352,791	$1,121,138	$756,697	$223,748	$329,392	$465,166
Cost of sales	1,009,491	854,035	570,995	174,808	246,865	350,475

Gross profit	343,300	267,103	185,702	48,940	82,527	114,691
Selling, general and administrative expenses	233,676	202,719	157,891	30,019	68,112	84,644
Acquisition incentive bonuses	—	—	—	—	26,789	—
Depreciation and amortization	22,553	19,172	12,974	1,926	4,475	4,805
Amortization of goodwill	—	11,125	9,223	1,687	—	—

Operating earnings (loss)	87,071	34,087	5,614	15,308	(16,849)	25,242
Interest expense, net	(630)	19,452	23,411	3,123	972	3,544

Earnings (loss) before income taxes	87,701	14,635	(17,797)	12,185	(17,821)	21,698
Income tax expense (benefit)(1)	35,297	7,675	(5,836)	4,968	—	—
Pro forma income tax expense (benefit)(2)	—	—	—	—	(7,142)	8,738

Net earnings (loss)(3)	$52,404	$6,960	$(11,961)	$7,217	$(10,679)	$12,960

Net earnings (loss) per share — basic(3)	$0.93	$0.19	$(0.33)	$0.20

Weighted average shares outstanding — basic	56,289	36,009	36,009	36,009

Net earnings (loss) per share — diluted(3)	$0.87	$0.18	$(0.33)	$0.20

Weighted average shares outstanding — diluted	60,419	39,397	36,009	36,009

Other Financial Data:
Net earnings (loss) excluding the after-tax effect of goodwill amortization(4)	$52,404	$15,373	$(5,212)	$8,295	$(10,679)	$12,960
Net earnings (loss) per share excluding the after-tax effect of goodwill amortization — diluted(4)	$0.87	$0.39	$(0.14)	$0.23
Store Operating Data:
Stores open at the end of period	1,231	1,038	978	526		473
Comparable store sales increase (decrease)(5)	11.4%	32.0%	(6.7)%			22.4%
Inventory turnover	4.9	5.2	4.6			4.7
Balance Sheet Data:
Working capital (deficit)	$169,682	$31,107	$(1,726)	$(28,849)	$(40,409)	$23,635
Total assets	803,909	606,843	509,757	307,922	124,413	121,023
Total debt	—	399,623	385,148	203,613	—	10,000
Total liabilities	255,234	610,828	530,367	316,571	140,279	91,218
Stockholders’ equity (deficit)	548,675	(3,985)	(20,610)	(8,649)	(15,866)	29,805

(1)	Prior to October 30, 1999, when Babbage’s was acquired by Barnes & Noble, Babbage’s was not subject to federal and most state income taxes, and its earnings were taxed directly to its members. For the fiscal year ended January 30, 1999 and the 39 weeks ended October 30, 1999, the financial statements include only a provision for state income taxes for those states in which Babbage’s was taxed as a “C” corporation. For ease of comparison, provisions for state income taxes are included in the pro forma income tax expense (benefit), which is described in footnote (2). For periods after October 30, 1999, the financial statements reflect income tax expense (benefit) as if we were taxed as a “C” corporation on a stand-alone basis.

(2)	For periods prior to October 30, 1999, the pro forma income tax expense (benefit) reflects taxes as if we had been a “C” corporation in all jurisdictions and includes certain state income taxes in the amount of $582 and $100 for the year ended January 30, 1999 and the 39 weeks ended October 30, 1999, respectively.

(3)	Net earnings (loss) for the periods prior to October 30, 1999 reflect pro forma taxes as described in footnote (2) above.

(4)	Net earnings (loss) excluding the after-tax effect of goodwill amortization is presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for or superior to, operating earnings, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. Note 5 of “Notes to Consolidated Financial Statements” of the Company presents a reconciliation of net earnings to net earnings (loss) excluding the after-tax effect of goodwill amortization.

(5)	Stores are included in our comparable store sales base beginning in the 13th month of operation. Comparable store sales for the fiscal year ended February 3, 2001 were computed using the first 52 weeks of the 53 week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of February 1, 2003, we operated 1,231 stores, in 49 states, Puerto Rico and Guam, under the names GameStop, Babbage’s, Software Etc. and FuncoLand. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine in the United States.

      Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended February 1, 2003, or “fiscal 2002,” and February 2, 2002, or “fiscal 2001,” consisted of 52 weeks and the fiscal year ended February 3, 2001, or “fiscal 2000,” consisted of 53 weeks.

      Our wholly-owned subsidiary Babbage’s began operations in November 1996. In October 1999, Babbage’s was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble. In June 2000, Barnes & Noble acquired Funco and thereafter, Babbage’s became a wholly-owned subsidiary of Funco. In December 2000, Funco changed its name to GameStop, Inc.

      Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2 and in June 2001 Nintendo introduced Game Boy Advance. Microsoft introduced Xbox and Nintendo introduced GameCube in November 2001. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. The retail prices for the PlayStation 2, the Xbox and the GameCube were reduced in May 2002, resulting in an increase in unit sales and sales of the related software and accessories from fiscal 2001 to fiscal 2002. We expect that the sales of these platforms and related software and accessories will increase in the future. In contrast, we expect the sales of PlayStation, Nintendo 64 and Dreamcast products to continue to decline as is typically the trend with older video game platforms when new platforms are anticipated or introduced.

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

      Property and Equipment. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases (ranging from three to ten years). Capitalized lease acquisition costs are being amortized over the average lease terms of the underlying leases. Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. No write-downs have been necessary through February 1, 2003.

      Goodwill. Goodwill, aggregating $339,991, was recorded in the acquisition of Funco and through the application of “push-down” accounting in accordance with SAB 54 in connection with the acquisition of Babbage’s by a subsidiary of Barnes & Noble. Goodwill represents the excess purchase price over tangible net assets acquired. Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead evaluate goodwill for impairment on at least an annual basis. In accordance with the requirements of SFAS 142, the Company completed the initial impairment test of the goodwill attributable to its reporting unit as of February 3, 2002, and concluded that none of its goodwill was impaired. As part of this analysis, the Company determined that it has one reporting unit based upon the similar economic characteristics of its operations. Fair value of this reporting unit was estimated using market capitalization methodologies. The Company also evaluates the goodwill of its reporting unit for impairment at least annually. The Company elected to perform its annual impairment test during the fourth quarter of fiscal 2002 and concluded that none of its goodwill was impaired. Note 5 of “Notes to Consolidated Financial Statements” of the Company provides additional information concerning goodwill. Prior to the adoption of the provisions of SFAS 142, the Company’s goodwill was amortized on a straight-line basis over a 30-year period. At February 2, 2002, accumulated amortization was $22,034.

Results of Operations

      The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	74.6	76.2	75.5

Gross profit	25.4	23.8	24.5
Selling, general and administrative expenses	17.3	18.1	20.9
Depreciation and amortization	1.7	1.7	1.7
Amortization of goodwill	0.0	1.0	1.2

Operating earnings	6.4	3.0	0.7
Interest expense, net	(0.1)	1.7	3.1

Earnings (loss) before income taxes	6.5	1.3	(2.4)
Income tax expense (benefit)	2.6	0.7	(0.8)

Net earnings (loss)	3.9%	0.6%	(1.6)%

Fiscal 2002 Compared to Fiscal 2001

      Sales increased by $231.7 million, or 20.7%, from $1,121.1 million in fiscal 2001 to $1,352.8 million in fiscal 2002. The increase in sales was primarily attributable to an 11.4% increase in comparable store sales and the additional sales resulting from 210 new stores opened since February 2, 2002. The comparable store sales increase was primarily due to sales of PlayStation 2, Xbox and GameCube hardware, software and accessories, following the launch of these new video game platforms in October 2000 and November 2001, respectively, and the increase in sales of used video game products. The sales of these new hardware platforms and related products were partially offset by sales declines in PlayStation, Nintendo 64, Dreamcast and PC entertainment software from the prior year.

      Cost of sales increased by $155.5 million, or 18.2%, from $854.0 million in fiscal 2001 to $1,009.5 million in fiscal 2002. Cost of sales as a percentage of net sales decreased from 76.2% in fiscal 2001 to 74.6% in fiscal 2002. This decrease was the result of the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and accessories and used video game products. Sales of new video game hardware generally increase as a percentage of sales in the first full year following the introduction of next generation platforms. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years.

      Selling, general and administrative expenses increased by $31.0 million, or 15.3%, from $202.7 million in fiscal 2001 to $233.7 million in fiscal 2002. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 18.1% in fiscal 2001 to 17.3% in fiscal 2002. The decrease in selling, general and administrative expenses as a percentage of sales was due to the economies achieved in distribution and corporate operating expenses and the store operating efficiencies gained as a result of the increase in comparable store sales and an intense focus on expense controls.

      Depreciation and amortization expense increased from $19.2 million for fiscal 2001 to $22.6 million in fiscal 2002. This increase of $3.4 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements during the fiscal year.

      Amortization of goodwill was $11.1 million in fiscal 2001. In accordance with SFAS No. 142, the related goodwill was not amortized during fiscal 2002.

      Interest expense, net of interest income, decreased by $20.1 million from $19.5 million of net interest expense in fiscal 2001 to net interest income of $0.6 million in fiscal 2002. The decrease was attributable to the repayment of $250.0 million in debt in February 2002 using a portion of the proceeds of the public offering and the contribution of the remaining $150.0 million in debt to additional paid-in-capital by Barnes & Noble. The interest income resulted from the investment of excess cash balances.

      Income tax expense increased by $27.6 million, from $7.7 million in fiscal 2001 to $35.3 million in fiscal 2002. The Company’s effective tax rate decreased from 52.4% in fiscal 2001 to 40.2% in fiscal 2002 due to the elimination of the amortization of goodwill in accordance with SFAS 142. The amortization of goodwill associated with the Funco acquisition is not deductible for tax purposes and led to an increase in our effective tax rate in fiscal 2001 of 10.5% compared to fiscal 2002. See Note 10 of “Notes to Consolidated Financial Statements” of the Company for additional information regarding income taxes.

      The factors described above led to an increase in operating earnings of $53.0 million, or 155.4%, from $34.1 million in fiscal 2001 to $87.1 million in fiscal 2002 and an increase in net earnings of $45.4 million, or 648.6%, from $7.0 million in fiscal 2001 to $52.4 million in fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000

      Sales increased by $364.4 million, or 48.2%, from $756.7 million in fiscal 2000 to $1,121.1 million in fiscal 2001. The increase in sales was primarily attributable to the acquisition of Funco in June 2000 and the related sales for the full year in fiscal 2001, compared to Funco sales for only 33 weeks included in fiscal 2000. Sales from the acquired FuncoLand stores and related magazine and e-commerce operations accounted for $189.3 million of the $364.4 million increase in sales. Sales also increased due to a $137.3 million increase in comparable store sales in the stores operated by the Company at the time of the Funco acquisition and opened by the Company in fiscal 2000 subsequent to the acquisition of Funco, and the additional sales resulting from 60 net new stores opened in fiscal 2001. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase of 32.0% was primarily due to sales of PlayStation 2, Game Boy Advance, Xbox and GameCube hardware, software and accessories, following the launch of these new video game platforms in October 2000, June 2001, and November 2001, respectively. The sales of these new hardware platforms and related products were partially offset by sales declines in PlayStation, Nintendo 64, Dreamcast and PC entertainment software from fiscal 2000 to fiscal 2001.

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

      The factors described above led to an increase in operating earnings of $28.5 million, or 508.9%, from $5.6 million in fiscal 2000 to $34.1 million in fiscal 2001 and an increase in net earnings of $19.0 million from a net loss of $12.0 million in fiscal 2000 to net earnings of $7.0 million in fiscal 2001.

Liquidity and Capital Resources

      Subsequent to our acquisition by Barnes & Noble in October 1999, our operations were funded by cash flows from operations and advances from Barnes & Noble. Those advances were treated as an intercompany loan owed to Barnes & Noble by us. As of February 2, 2002, we were indebted to Barnes & Noble in the amount of $399.6 million.

      On February 12, 2002, we registered and sold an aggregate of 20,763,888 shares of our Class A common stock at a price of $18.00 per share. The aggregate price of the offering amount registered and sold was approximately $373.7 million. The net proceeds from the initial public offering were $347.3 million. A portion of the proceeds was used to repay $250.0 million of our indebtedness to Barnes & Noble. Upon closing the initial public offering, Barnes & Noble contributed the difference between the aggregate amount of the intercompany loans and $250.0 million as additional paid-in-capital. The amount of the capital contribution was $150.0 million. Of the balance of the proceeds (approximately $97.3 million), approximately $33.8 million was used for capital expenditures and the remainder was used for working capital and general corporate purposes.

      The combination of the net proceeds of the initial public offering of $347.3 million, the contribution of $150.0 million to additional paid-in-capital by Barnes & Noble and net earnings of $52.4 million in fiscal 2002 all led to an increase in stockholders’ equity from a deficit of $4.0 million as of February 2, 2002 to $548.7 million as of February 1, 2003.

      During fiscal 2002, cash provided by operations was $92.9 million, compared to cash provided by operations of $78.1 million in fiscal 2001. In fiscal 2002, cash provided by operations was primarily due to net income of $52.4 million, depreciation and amortization of $22.6 million and an increase in accounts payable of $41.2 million, which were offset partially by an increase in merchandise inventories of $23.0 million. In fiscal 2001, cash provided by operations was primarily due to net income of $7.0 million, depreciation and amortization of $19.2 million, amortization of goodwill of $11.1 million and an increase in accounts payable of $65.4 million, which were offset partially by an increase in merchandise inventories of $29.5 million. The increases in merchandise inventories and accounts payable experienced in fiscal 2002 and fiscal 2001 were the result of the overall growth of the Company.

      Cash used in investing activities was $40.3 million and $20.5 million during fiscal 2002 and fiscal 2001, respectively. During fiscal 2002 and 2001, we had capital expenditures of $39.5 million and $20.5 million, respectively, to open new stores, remodel existing stores, and invest in distribution and information systems. Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 210 stores in fiscal 2002 and expect to open between 235 and 265 stores in fiscal 2003. Projected capital expenditures for fiscal 2003 are $45 million, to be used primarily to fund new store openings.

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The repurchased shares will be held in treasury.

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

      Loans incurred under the credit facility will be maintained from time to time, at our option, as (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate or (b) 1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time) or (2) London Interbank Office Rate (“LIBOR”) loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The applicable interest margin will initially be 0.25% for base rate loans and 1.75% for LIBOR rate loans, and in each case will thereafter vary depending on our fixed charge coverage ratio.

      We are required to reduce any outstanding amounts under the credit facility to zero for 30 consecutive days each year during the three-month period of December through February.

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

      Our obligations under the credit facility are secured by all assets owned by us and our subsidiaries. Based on our current operating plans, we believe that our current cash balances, cash generated from our operating activities and available borrowings under our credit facility will be sufficient to fund our operations, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months. There have been no borrowings under the credit facility.

      The following table sets forth our contractual obligations as of February 1, 2003:

Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases	$206.0	$51.0	$73.0	$48.0	$34.0
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP	$—	$—	$—	$—	$—

Total	$206.0	$51.0	$73.0	$48.0	$34.0

      In addition to minimum rentals, the operating leases generally require the Company to pay all insurance, taxes and other maintenance costs and may provide for percentage rentals. Percentage rentals are based on sales performance in excess of specified minimums at various stores.

      As of February 1, 2003, we had no other commercial commitments such as standby letters of credit, guarantees, or standby repurchase obligations outstanding.

Off Balance Sheet Arrangements

      As of February 1, 2003, the Company had no off balance sheet arrangements.

Impact of Inflation

      We do not believe that inflation has had a material effect on our net sales or results of operations.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the extraordinary accounting treatment for reporting gains and losses from the extinguishment of debt, and formally amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 became effective for the Company during fiscal year 2002. The Company does not believe the adoption of SFAS 145 will have a material impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities that are initiated after December 31, 2002. The provisions of this standard are not expected to have a material effect on the Company’s future results of operations or financial condition.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantor’s obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. We are currently evaluating the provisions of this interpretation. However, we do not believe they will have a material effect on the Company’s future results of operations or financial condition. The Interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Product warranty accruals as of February 1, 2003 and February 2, 2002, as well as the related charges for 2002, were not material.

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as revenues or a reduction of such costs, as applicable, in the income statement of the customer. The consensus reached also concludes that rebates or refunds based on the customer achieving a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. EITF Issue 02-16 is effective prospectively for arrangements entered into after December 31, 2002. Management believes that the impact of the implementation of this new standard will decrease the Company’s net earnings for fiscal 2003 by approximately $0.03 per share, although it will have no impact on our operating cash flows.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has incorporated the expanded disclosures into the “Notes to Consolidated Financial Statements” of the Company.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before that date, the provisions are effective July 1, 2003. We are currently evaluating the provisions of this interpretation. However, we do not believe they will have a material impact on our accounting for existing investments.

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

      We do not have any foreign currency exposure as all of our business is transacted in United States currency.

Item 8.	Consolidated Financial Statements and Supplementary Data

      See Item 15(a)(1) and (2) of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant(*)

Item 11.	Executive Compensation(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management(*)

Equity Compensation Plan Information

      Information for our equity compensation plans in effect as of February 1, 2003, is as follows:

			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,760,000	$8.83	1,954,000
Equity compensation plans not approved by security holders	0	not applicable	0

Total	12,760,000	$8.83	1,954,000

      On March 26, 2003, an additional 919,350 options to purchase shares of our Class A common stock were granted under the 2001 Incentive Plan at an exercise price of $11.80 per share. These options vest in equal increments over three years and expire on March 25, 2013.

Item 13.	Certain Relationships and Related Transactions(*)

      (*) The information not otherwise provided herein that is required by Items 10, 11, 12 and 13 will be set forth in the definitive proxy statement relating to the 2003 Annual Meeting of Stockholders of the Company, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 14.	Controls and Procedures

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

      (b) Changes in Internal Controls

      There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s last evaluation.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this Form 10-K

(1) Index and Consolidated Financial Statements

(2) Financial Statement Schedules required to be filed by Item 8 of this form:

The following financial statement schedule for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

      For the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001

	Balance at	Charged to	Charged to Other	Write-offs	Balance at
	Beginning	Costs and	Accounts-	Net of	End of
	of Period	Expenses	Accounts Payable	Recoveries	Period

	(In thousands)
Inventory Reserve, deducted from asset accounts
52 Weeks Ended February 1, 2003	$10,400	$14,071	$10,214	$22,888	$11,797
52 Weeks Ended February 2, 2002	8,398	16,578	7,878	22,454	10,400
53 Weeks Ended February 3, 2001	7,494	10,649	5,314	15,059	8,398

      All other schedules are omitted because they are not applicable.

      (b) Reports on Form 8-K

None.

      (c) Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.(3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.(3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.(3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent.(3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
21.1	Subsidiaries.(4)
23.1	Consent of BDO Seidman, LLP
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ R. RICHARD FONTAINE

R. Richard Fontaine
Chairman of the Board and
Chief Executive Officer

Date: May 2, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ R. RICHARD FONTAINE R. Richard Fontaine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2003

/s/ DAVID W. CARLSON David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Accounting and Financial Officer)	May 2, 2003

/s/ DANIEL A. DEMATTEO Daniel A. DeMatteo	President and Chief Operating Officer and Director	May 2, 2003

/s/ MICHAEL N. ROSEN Michael N. Rosen	Secretary and Director	May 2, 2003

/s/ LEONARD RIGGIO Leonard Riggio	Director	May 2, 2003

/s/ STEPHANIE M. SHERN Stephanie M. Shern	Director	May 2, 2003

/s/ EDWARD A. VOLKWEIN Edward A. Volkwein	Director	May 2, 2003

/s/ GERALD R. SZCZEPANSKI Gerald R. Szczepanski	Director	May 2, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, R. Richard Fontaine, certify that:

      1. I have reviewed this annual report on Form 10-K of GameStop Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. RICHARD FONTAINE

R. Richard Fontaine
Chairman of the Board and
Chief Executive Officer

Date: May 2, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David W. Carlson, certify that:

      1. I have reviewed this annual report on Form 10-K of GameStop Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID W. CARLSON

David W. Carlson
Executive Vice President and
Chief Financial Officer

Date: May 2, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

GameStop Corp. Consolidated Financial Statements:
Report of Independent Certified Public Accountants	F-2
Consolidated Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of

GameStop Corp.
Grapevine, Texas

      We have audited the accompanying consolidated balance sheets of GameStop Corp. as of February 1, 2003 and February 2, 2002 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the 52 weeks ended February 1, 2003, 52 weeks ended February 2, 2002, and 53 weeks ended February 3, 2001. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. as of February 1, 2003 and February 2, 2002 and the results of its operations and its cash flows for the 52 weeks ended February 1, 2003, 52 weeks ended February 2, 2002, and 53 weeks ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective February 3, 2002, GameStop Corp. changed its method of accounting for goodwill.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP

Dallas, Texas

March 17, 2003

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	February 1,	February 2,
	2003	2002

	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$232,030	$80,750
Receivables, net	6,893	5,930
Merchandise inventories	161,369	138,351
Prepaid expenses and other current assets	10,127	8,255
Deferred taxes	6,034	3,418

Total current assets	416,453	236,704

Property and equipment:
Leasehold improvements	39,927	27,898
Fixtures and equipment	84,726	57,579

	124,653	85,477
Less accumulated depreciation and amortization	56,259	33,854

Net property and equipment	68,394	51,623

Goodwill, net	317,957	317,957
Other noncurrent assets	1,105	559

Total other assets	319,062	318,516

Total assets	$803,909	$606,843

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$160,378	$148,597
Accrued liabilities	65,779	55,610
Accrued income taxes payable	20,614	1,390

Total current liabilities	246,771	205,597

Payable to Barnes & Noble, Inc.	—	399,623
Deferred taxes	5,591	3,065
Other long-term liabilities	2,872	2,543

	8,463	405,231

Total liabilities	255,234	610,828

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 21,050 shares issued and outstanding	21	—
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36
Additional paid-in-capital	493,998	(6,237)
Retained earnings	54,620	2,216

Total stockholders’ equity (deficit)	548,675	(3,985)

Total liabilities and stockholders’ equity (deficit)	$803,909	$606,843

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

	(In thousands, except per share data)
Sales	$1,352,791	$1,121,138	$756,697
Cost of sales	1,009,491	854,035	570,995

Gross profit	343,300	267,103	185,702
Selling, general and administrative expenses	233,676	202,719	157,891
Depreciation and amortization	22,553	19,172	12,974
Amortization of goodwill	—	11,125	9,223

Operating earnings	87,071	34,087	5,614
Interest income	(1,998)	(123)	(58)
Interest expense	1,368	19,575	23,469

Earnings (loss) before income tax expense (benefit)	87,701	14,635	(17,797)
Income tax expense (benefit)	35,297	7,675	(5,836)

Net earnings (loss)	$52,404	$6,960	$(11,961)

Net earnings (loss) per common share — basic	$0.93	$0.19	$(0.33)

Weighted average shares of common stock — basic	56,289	36,009	36,009

Net earnings (loss) per common share — diluted	$0.87	$0.18	$(0.33)

Weighted average shares of common stock — diluted	60,419	39,397	36,009

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional	Retained
					Paid in	Earnings
	Shares	Class A	Shares	Class B	Capital	(Deficit)	Total

	(In thousands)
Balance at January 29, 2000	—	$—	36,009	$36	$(15,902)	$7,217	$(8,649)
Net loss for the 53 weeks ended February 3, 2001	—	—	—	—	—	(11,961)	(11,961)

Balance at February 3, 2001	—	—	36,009	36	(15,902)	(4,744)	(20,610)
Additional acquisition payments due to former owners	—	—	—	—	9,665	—	9,665
Net earnings for the 52 weeks ended February 2, 2002	—	—	—	—	—	6,960	6,960

Balance at February 2, 2002	—	—	36,009	36	(6,237)	2,216	(3,985)
Shares issued in public offering	20,764	21	—	—	347,318	—	347,339
Exercise of employee stock options (including tax benefit of $1,906)	286	—	—	—	2,917	—	2,917
Capital contribution from Barnes & Noble, Inc.	—	—	—	—	150,000	—	150,000
Net earnings for the 52 weeks ended February 1, 2003	—	—	—	—	—	52,404	52,404

Balance at February 1, 2003	21,050	$21	36,009	$36	$493,998	$54,620	$548,675

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$52,404	$6,960	$(11,961)
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	22,553	19,172	12,974
Amortization of goodwill	—	11,125	9,223
Amortization of loan cost	242	—	—
Deferred taxes	(90)	319	2,090
Tax benefit realized from exercise of stock options by employees	1,906	—	—
Loss (gain) on disposal of property and equipment	205	1,035	(112)
Increase in other long-term liabilities for scheduled rent increases in long-term leases	329	347	326
Changes in operating assets and liabilities, net
Receivables, net	(963)	(2,204)	(769)
Merchandise inventories	(23,018)	(29,498)	(10,800)
Prepaid expenses and other current assets	(1,872)	5,427	(1,986)
Accounts payable, accrued liabilities and accrued income taxes payable	41,174	65,436	518

Net cash flows provided by (used in) operating activities	92,870	78,119	(497)

Cash flows from investing activities:
Purchase of property and equipment	(39,529)	(20,462)	(25,131)
Acquisition of Funco, Inc., net of cash received	—	—	(156,764)
Net (increase) decrease in other noncurrent assets	(788)	(23)	1,227

Net cash flows used in investing activities	(40,317)	(20,485)	(180,668)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	347,339	—	—
Issuance of shares relating to employee stock options	1,011	—	—
Repayment of debt due to Barnes & Noble, Inc.	(250,000)	—	—
Increase in payable to Barnes & Noble, Inc. attributable to Funco, Inc. purchase	—	—	159,144
Net increase in other payable to Barnes & Noble, Inc.	377	14,475	24,050

Net cash flows provided by financing activities	98,727	14,475	183,194

Net increase in cash and cash equivalents	151,280	72,109	2,029
Cash and cash equivalents at beginning of period	80,750	8,641	6,612

Cash and cash equivalents at end of period	$232,030	$80,750	$8,641

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

      GameStop Corp. (“GameStop” or the “Company”) was incorporated under the laws of the State of Delaware in August 2001 as a holding company for GameStop, Inc. GameStop is a majority-owned subsidiary of Barnes & Noble, Inc. (“Barnes & Noble”).

      GameStop, which began operations within its wholly-owned subsidiary, Babbage’s Etc. LLC (“Babbage’s”) in November 1996, is principally engaged in the sale of video game systems and software, personal computer entertainment software and related accessories through its GameStop, Babbage’s, Software Etc., and FuncoLand trade names, a web site (gamestop.com) and Game Informer magazine. The Company operates its business as a single segment. The Company’s stores, which totaled 1,231 at February 1, 2003, are located in major regional shopping malls and strip centers in 49 states, Puerto Rico and Guam.

      During June 2000, Barnes & Noble acquired Funco, Inc. (“Funco”), a publicly traded company on the NASDAQ National Market and, thereafter, through a corporate restructuring, Babbage’s became a wholly-owned subsidiary of Funco. In December 2000, the name of Funco was changed to GameStop, Inc.

      In February 2002, the Company completed a public offering of 20,764 shares of Class A common stock at $18.00 per share (the “Offering”). The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were $347,339. A portion of the net proceeds was used to repay $250,000 of intercompany debt owed to Barnes & Noble. Additionally, upon the effective date of the Offering, Barnes & Noble made a capital contribution of $150,000 for the remaining balance of the intercompany debt.

      Upon the effective date of the Offering, the Company’s Board of Directors approved the authorization of 5,000 shares of preferred stock, 300,000 shares of Class A common stock and 100,000 shares of Class B common stock. At the same time, the Company’s common stock outstanding was converted to 36,009 shares of Class B common stock. The consolidated financial statements and related net earnings (loss) per common share reflect the authorized number of shares as if the shares were authorized on January 30, 2000.

Consolidation

      The consolidated financial statements include the accounts of GameStop and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

Year-End

      The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2002 consisted of the 52 weeks ending on February 1, 2003. Fiscal 2001 consisted of the 52 weeks ending on February 2, 2002. Fiscal 2000 consisted of the 53 weeks ending on February 3, 2001.

Cash and Cash Equivalents

      The Company considers all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits and money market investment accounts.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. No write-downs have been necessary through February 1, 2003.

Goodwill

      Goodwill, aggregating $339,991, was recorded in the acquisition of Funco and through the application of “push-down” accounting in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 54 (“SAB 54”) in connection with the acquisition of Babbage’s by a subsidiary of Barnes & Noble. Goodwill represents the excess purchase price over tangible net assets acquired.

      Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead evaluate goodwill for impairment on at least an annual basis.

      In accordance with the requirements of SFAS 142, the Company completed the initial impairment test of the goodwill attributable to its reporting unit as of February 3, 2002, and concluded that none of its goodwill was impaired. As part of this analysis, the Company determined that it has one reporting unit based upon the similar economic characteristics of its operations. Fair value of this reporting unit was estimated using market capitalization methodologies. The Company also evaluates the goodwill of its reporting unit for impairment at least annually. The Company elected to perform its annual impairment test during the fourth quarter of fiscal 2002 and concluded that none of its goodwill was impaired. Note 5 provides additional information concerning goodwill.

      Prior to the adoption of the provisions of SFAS 142, the Company’s goodwill was amortized on a straight-line basis over a 30-year period. At February 2, 2002, accumulated amortization was $22,034.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expenses

      The Company expenses advertising for newspapers and other media when the advertising takes place. Advertising expenses for newspapers and other media during the 52 weeks ended February 1, 2003, 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001, were $4,258, $838 and $228, respectively.

Income Taxes

      Following the closing of the Offering, Barnes & Noble owned less than 80% of GameStop and, accordingly, is no longer permitted to consolidate GameStop’s operations for income tax purposes. Accordingly, the financial statements reflect income tax expense as if GameStop had filed separate income tax returns as a “C” corporation on a stand-alone basis. As a result, the Company accounts for income taxes in accordance with the provisions of SFAS 109 “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

      For the periods prior to the Offering, GameStop was included in the consolidated federal tax return of Barnes & Noble. The income tax provisions (benefits) recorded in the financial statements for these periods flowed through the payable to Barnes & Noble.

Net Earnings (Loss) Per Common Share

      Net earnings (loss) per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of the Company’s outstanding options.

      Diluted earnings per common share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company’s net loss for the 53 weeks ended February 3, 2001, potentially dilutive securities have been excluded from the computation for that period, as

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their effect is anti-dilutive. Note 3 provides additional information regarding net earnings (loss) per common share.

Stock Options

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” (“SFAS 148”) which amended SFAS No. 123, the Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Note 11 provides additional information regarding the Company’s stock option plan.

      The following table illustrates the effect on net earnings (loss) and net earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation for the options granted under its plans:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

	(In thousands, except per share data)
Net earnings (loss), as reported	$52,404	$6,960	$(11,961)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects*	8,287	9,016	595

Pro forma net earnings (loss)	$44,117	$(2,056)	$(12,556)

Net earnings (loss) per common share — basic, as reported	$0.93	$0.19	$(0.33)

Net earnings (loss) per common share — basic, pro forma	$0.78	$(0.06)	$(0.35)

Net earnings (loss) per common share — diluted, as reported	$0.87	$0.18	$(0.33)

Net earnings (loss) per common share — diluted, pro forma	$0.73	$(0.06)	$(0.35)

*	Amounts include compensation expense associated with options to acquire approximately 350 shares of Barnes & Noble which were issued to GameStop employees in January 2000 pursuant to the Barnes & Noble stock option plan.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average fair value of the options granted during the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002, and the 53 weeks ended February 3, 2001 were estimated at $8.08, $2.75 and $1.60, respectively, using the Black-Scholes option pricing model with the following assumptions:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

Volatility	61.9%	61.1%	61.1%
Risk-free interest rate	4.60%	4.97%	5.56%
Expected life (years)	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%

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

Recently Issued Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the extraordinary accounting treatment for reporting gains and losses from the extinguishment of debt, and formally amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS 145 became effective for the Company during fiscal year 2002. The Company does not believe the adoption of SFAS 145 will have a material impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities that are initiated after December 31, 2002. The provisions of this standard are not expected to have a material effect on the Company’s future results of operations or financial condition.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantor’s obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. We are currently evaluating the provisions of this interpretation. However, we do not believe they will have a material effect on

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s future results of operations or financial condition. The Interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Product warranty accruals as of February 1, 2003 and February 2, 2002, as well as the related charges for 2002, were not material.

      In November 2002, the FASB Emerging Issues Task Force (“Task Force”) issued EITF Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” (“EITF 02-16”). EITF 02-16 addresses the following two issues: (i) the classification in a reseller’s financial statements of cash consideration received from a vendor (“Issue 1”); and (ii) the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period (“Issue 2”). Issue 1 stipulates that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendors’ products and should, therefore, be recognized as a reduction of cost of merchandise sold when recognized in the reseller’s financial statements. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be recognized as revenue (or other income, as appropriate) when recognized in the reseller’s income statement, or (b) a reimbursement of a specific, incremental, identifiable cost incurred by the reseller in selling the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller’s income statement. Issue 2 states that vendor rebates should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate, provided the amounts are probable and reasonably estimable. Issue 1 is effective prospectively for all new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 is effective prospectively for all new arrangements initiated after November 21, 2002.

      The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Any change to our accounting for cooperative advertising arrangements or other vendor marketing programs could result in consideration received from our vendors being used to lower product costs in inventory rather than as an offset to our marketing and advertising costs. Such a change is expected to impact the timing of recognition of cash consideration received from our vendors and could increase our gross profit and net advertising expenses. The Company believes the implementation of EITF 02-16 will reduce net earnings by approximately $0.03 per diluted share during fiscal year 2003, although it will have no impact on our operating cash flows.

      In December 2002, the FASB issued SFAS 148. This statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has incorporated the expanded disclosures into these footnotes.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of Interpretation No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest after that date, and for variable interest entities created before that date, the provisions are effective July 1, 2003. We are currently evaluating the provisions of this interpretation. However, we do not believe they

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will have a material impact on our accounting for existing investments. The Company holds no variable interest entities.

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

      The purchase agreement between Babbage’s and Barnes & Noble stipulated certain financial performance targets, which if met, would provide additional payments to the former owners of Babbage’s. GameStop’s results from operations met the specified financial performance targets for the fiscal year ended February 2, 2002. As a result, Barnes & Noble made an additional payment in the amount of $9,665 to the former owners of Babbage’s, and GameStop recognized additional goodwill and paid in capital in the amount of $9,665 at February 2, 2002.

      On June 14, 2000, a wholly-owned subsidiary of Barnes & Noble acquired all of the outstanding shares of Funco, a Minneapolis-based electronic games retailer. The acquisition was accounted for by Barnes & Noble under the purchase method of accounting. The excess of the $167,560 acquisition cost over the fair value of the net assets acquired, in the amount of $131,360, has been recorded as goodwill.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited pro forma consolidated statements of operations data for the 53 weeks ended February 3, 2001, set forth below gives effect to the acquisition of Funco as if it occurred on January 29, 2000. The unaudited pro forma results include adjustments to reflect a full year of amortization of goodwill recorded in conjunction with the acquisition and interest on the acquisition debt.

53 Weeks Ended
February 3,
2001

(In thousands)
Sales	$828,000
Net earnings (loss)	$(16,439)
Net earnings (loss) per share — basic and diluted	$(0.46)

3.	Computation of net earnings (loss) per common share

      A reconciliation of shares used in calculating basic and diluted net earnings (loss) per common share follows:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

	(In thousands, except per share data)
Net earnings (loss)	$52,404	$6,960	$(11,961)

Weighted Common Shares Outstanding	56,289	36,009	36,009
Common Share Equivalents Related to Options and Warrants	4,130	3,388	—

Common Shares and Common Share Equivalents	60,419	39,397	36,009

Net Earnings (Loss) per Common Share:
Basic	$0.93	$0.19	$(0.33)

Diluted	$0.87	$0.18	$(0.33)

      Options to purchase approximately 4,372 shares of common stock at exercise prices ranging from $16.48 to $21.25 per share were outstanding during a portion of fiscal 2002, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2012.

4.	Receivables, Net

      Receivables represent primarily bankcard and other receivables as follows:

	February 1,	February 2,
	2003	2002

	(In thousands)
Bankcard receivables	$4,461	$4,090
Other receivables	2,673	1,973
Allowance for doubtful accounts	(241)	(133)

Total receivables, net	$6,893	$5,930

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill

      The Company adopted the transitional disclosures of SFAS 142 effective February 3, 2002 (see Note 1). The changes in the carrying amount of goodwill for the Company’s business segment for the years ended February 1, 2003 and February 2, 2002 were as follows:

Goodwill

(In thousands)
Balance at February 3, 2001	$319,417
Additional acquisition payments due to former owners	9,665
Amortization for the 52 weeks ended February 2, 2002	(11,125)

Balance at February 2, 2002	317,957
Amortization for the 52 weeks ended February 1, 2003	—

Balance at February 1, 2003	$317,957

      The effects of the adoption of SFAS 142 on the reported net earnings (loss) and net earnings (loss) per common share for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001 are as follows:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

	(In thousands, except per share data)
Reported net earnings (loss)	$52,404	$6,960	$(11,961)
Add Back: Goodwill amortization, net of taxes	—	8,413	6,749

Net earnings (loss), as adjusted	$52,404	$15,373	$(5,212)

Earnings per share — basic:
Reported net earnings (loss)	$0.93	$0.19	$(0.33)
Goodwill amortization, net of taxes	—	0.23	0.19

Adjusted net earnings (loss)	$0.93	$0.42	$(0.14)

Earnings per share — diluted:
Reported net earnings (loss)	$0.87	$0.18	$(0.33)
Goodwill amortization, net of taxes	—	0.21	0.19

Adjusted net earnings (loss)	$0.87	$0.39	$(0.14)

6.	Debt

      Concurrent with the Offering, the Company entered into a $75,000 senior secured revolving credit facility which expires in February 2005. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 50% of non-defective inventory. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate or (b) 1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time) or (2) London Interbank Office Rate (“LIBOR”) loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. The applicable interest margin is initially 0.25% for base rate loans and 1.75% for LIBOR rate loans, based on the Company’s current fixed charge coverage ratio of 2.00 to 1.00, and in each case will thereafter vary from 0.00% to 0.50% for base rate loans and from 1.25% to 2.00% for

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIBOR rate loans, depending on the Company’s fixed charge coverage ratio. The fixed charge coverage ratio is calculated as the ratio of earnings before interest, taxes, depreciation, amortization and rent expense less capital expenditures to the sum of interest expense, debt amortization and rent expense for the twelve-month period then ended. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. The revolving credit facility generally restricts our ability to pay dividends and requires the Company to maintain certain financial ratios. There have been no borrowings under the revolving credit facility.

7. Payable to Barnes & Noble

      On November 18, 1997, Barnes & Noble obtained an $850,000, five-year senior revolving credit facility (the “Revolving Credit Facility”) with a syndicate led by the Chase Manhattan Bank. Amounts available under the Revolving Credit Facility were used to fund the acquisitions described in Note 2, and Barnes & Noble has allocated such debt to the Company, as reflected in the accompanying consolidated balance sheets. Barnes & Noble charged the Company interest of $825, $19,575 and $23,462, relating to this debt for the periods ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively. A portion of the net proceeds of the Offering was used to repay $250,000 of intercompany debt owed to Barnes & Noble. Additionally, upon the effective date of the Offering, Barnes & Noble made a capital contribution of the $150,000 remaining balance of the intercompany debt.

      In fiscal 2002, Barnes & Noble entered into a $500.0 million three-year senior revolving credit facility with a syndicate of banks led by Fleet National Bank as administrative agent. This facility replaced the $850.0 million facility led by Chase Manhattan Bank. The Company’s Class B common stock, which is owned entirely by Barnes & Noble, is pledged as collateral on the $500.0 million facility.

8.	Leases

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

      Approximate rental expenses under operating leases are as follows:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

	(In thousands)
Minimum	$47,000	$42,000	$35,000
Percentage rentals	11,000	11,000	6,000

	$58,000	$53,000	$41,000

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of February 1, 2003 are approximately:

Year Ended	Amount

(In thousands)
January 2004	$51,000
January 2005	40,000
January 2006	33,000
January 2007	27,000
January 2008	21,000
Thereafter	34,000

$206,000

9.	Litigation

      Various claims and lawsuits arising in the normal course of business are pending against the Company. The subject matter of these proceedings primarily includes commercial disputes and employment issues. The results of these proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

10.	Income Taxes

      The historical provision for income tax consisted of the following:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

	(In thousands)
Current tax expense (benefit):
Federal	$26,818	$5,892	$(6,349)
State	6,663	1,464	(1,577)

	33,481	7,356	(7,926)

Deferred tax expense (benefit):
Federal	(72)	256	1,673
State	(18)	63	417

	(90)	319	2,090

Charge in lieu of income taxes, relating to the tax effect of stock option tax deduction	1,906	—	—

Total income tax expense (benefit)	$35,297	$7,675	$(5,836)

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

Federal statutory tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal effect	5.2	6.8	(4.3)
Non-deductible goodwill amortization	0.0	10.5	6.2
Other (including permanent differences)	0.0	0.1	0.3

	40.2%	52.4%	(32.8)%

      Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

	February 1,	February 2,
	2003	2002

	(In thousands)
Deferred tax asset:
Allowance for doubtful accounts	$104	$37
Inventory capitalization costs	1,490	940
Inventory obsolescence reserve	3,320	2,472
Contribution carryover	—	47
Accrued liabilities	896	—
Gift certificate liability	643	161
Fixed assets	3,312	1,408
Deferred rents	1,191	666

Total deferred tax benefits	10,956	5,731

Deferred tax liabilities:
Goodwill	(10,482)	(5,353)
Accrued state taxes	(31)	(25)

Total deferred tax liabilities	(10,513)	(5,378)

Net	$443	$353

Financial statements:
Current deferred tax assets	$6,034	$3,418

Non-current deferred tax liabilities	$(5,591)	$(3,065)

11.	Stock Option Plan

      Effective August 2001, Barnes & Noble approved the 2001 Incentive Plan of GameStop Corp. The 2001 Incentive Plan assumed (by the issuance of replacement options) all stock options outstanding as of the effective date under the 2000 Incentive Plan of GameStop, Inc. under the same terms.

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

Option Plan Grants

      On December 5, 2000, the Company granted 4,488 options to its employees based upon the fair value of the shares at the date of grant ($3.53 per share) as determined by an independent appraisal. On June 13, 2001, options to acquire 4,500 shares were granted with immediate vesting at an exercise price of $4.51 per share to Leonard Riggio based on the fair value at the date of grant as determined by an independent appraisal. On February 12, 2002, the Company granted 4,500 options to its employees at an exercise price of $18.00 per share (the per share offering price). On May 23, 2002, the Company granted 30 options to two members of the Board of Directors at an exercise price of $21.25 per share. On July 17, 2002, the Company granted 15 options to a member of the Board of Directors at an exercise price of $16.48 per share.

      A summary of the status of the Company’s stock options is presented below:

		Weighted-Average
	Shares	Exercise Price

	(Thousands
	of shares)
Balance, January 29, 2000	—	$—
Granted	4,488	$3.53
Exercised	—	$—
Forfeited	(18)	$3.53

Balance, February 3, 2001	4,470	$3.53
Granted	4,500	$4.51
Exercised	—	$—
Forfeited	(159)	$3.53

Balance, February 2, 2002	8,811	$4.03
Granted	4,545	$18.02
Exercised	(287)	$3.53
Forfeited	(309)	$12.10

Balance, February 1, 2003	12,760	$8.83

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information as of February 1, 2003 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Contractual	Exercisable	Exercise
Range of Exercise Prices	(000s)	Life	Price	(000s)	Price

$ 3.53	3,898	7.84	$3.53	2,525	$3.53
$ 4.51	4,500	8.36	$4.51	4,500	$4.51
$16.48	15	9.43	$16.48	—	$16.48
$18.00	4,317	9.06	$18.00	—	$18.00
$21.25	30	9.31	$21.25	—	$21.25

$3.53-$21.25	12,760	8.44	$8.83	7,025	$4.16

      During the 13 weeks ended January 29, 2000, options to acquire approximately 350 shares of Barnes & Noble were issued to GameStop employees pursuant to the Barnes & Noble stock option plan. Such grants were made at the fair market value of Barnes & Noble common stock at the date of grant.

12.	Employees’ Defined Contribution Plan

      The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation invested on a pre-tax basis, at their option. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001, were $715, $660 and $481, respectively.

13.	Certain Relationships and Related Transactions

      The Company operates departments within 11 bookstores operated by Barnes & Noble. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001 these charges amounted to $1,103, $1,098 and $886, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. During the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001 these allocated charges amounted to $1,726, $1,291 and $632, respectively.

      On May 1, 2001, the Company entered into an agreement with barnesandnoble.com llc, a company in which Barnes & Noble owns an approximately 36% interest, pursuant to which the Company sells video game products and PC entertainment software through barnesandnoble.com’s web site. The Company pays barnesandnoble.com llc a referral fee on its net sales from purchases made through barnesandnoble.com llc’s web site. For the 52 weeks ended February 1, 2003 and the 52 weeks ended February 2, 2002, these referral fees amounted to $14 and $80, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to the completion of the Offering, the Company utilized the management and strategic advisory services of Leonard Riggio, the Chairman of Barnes & Noble, during the normal course of its operations. The annual compensation paid by Barnes & Noble to Leonard Riggio was allocated to the Company based upon the amount of time Mr. Riggio devoted to the Company as well as his duties and responsibilities. Management deemed the allocation methodology to be reasonable. During the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001, this allocated compensation amounted to $325 and $400, respectively.

14.	Supplemental Cash Flow Information

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	February 1,	February 2,	February 3,
	2003	2002	2001

	(In thousands)
Cash paid during the period for:
Interest	$47,236	$—	$—

Income taxes	14,641	—	—

Subsidiaries acquired:
Goodwill	—	$9,665	$131,360
Accrual of additional acquisition payments due to former owners	—	(9,665)	—
Cash received in acquisition	—	—	(10,641)
Accrued acquisition costs	—	—	(145)
Net assets acquired (or liabilities assumed)	—	—	36,200

Cash paid	$—	$—	$156,764

Non-cash financing activity:
Barnes & Noble capital contribution	$150,000	$—	$—

15.	Subsequent Events

      In March 2003 the Board of Directors approved a program to repurchase up to $50 million of the Company’s outstanding Class A common stock.

16.	Unaudited Quarterly Financial Information

      The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended February 1, 2003 and February 2, 2002. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended February 1, 2003				Fiscal Year Ended February 2, 2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(In thousands)
Sales	$271,405	$274,262	$286,728	$520,396	$201,355	$206,806	$198,766	$514,211
Gross profit	69,091	73,445	73,845	126,919	48,008	53,711	54,578	110,806
Operating earnings (loss)	8,714	9,863	15,982	52,512	(5,422)	(2,243)	5,609	36,143
Net earnings (loss)	4,914	6,118	9,785	31,587	(7,230)	(4,849)	253	18,786
Net earnings (loss) per common share — basic	0.09	0.11	0.17	0.55	(0.20)	(0.13)	0.01	0.52
Net earnings (loss) per common share — diluted	0.08	0.10	0.16	0.52	(0.20)	(0.13)	0.01	0.47

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC. (1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC. (1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp. (1)
10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger. (3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent. (3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent. (3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent. (3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
21.1	Subsidiaries. (4)
23.1	Consent of BDO Seidman, LLP
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).

E-1