Form 10-Q
period 2003-05-03
GAMESTOP CORP
filed 2003-06-13
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

(817) 424-2000

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

Number of shares of $.001 par value Class A Common Stock outstanding as of May 30, 2003: 20,779,913

Number of shares of $.001 par value Class B Common Stock outstanding as of May 30, 2003: 36,009,000

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	May 3,	May 4,	February 1,
	2003	2002	2003

	(Unaudited)	(Unaudited)

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$174,477	$113,397	$232,030
Receivables, net	5,195	4,924	6,893
Merchandise inventories	156,194	145,990	161,369
Prepaid expenses and other current assets	10,508	8,092	10,127
Deferred taxes	6,034	3,418	6,034

Total current assets	352,408	275,821	416,453

Property and equipment:
Leasehold improvements	43,513	29,352	39,927
Fixtures and equipment	92,087	61,974	84,726

	135,600	91,326	124,653
Less accumulated depreciation and amortization	62,272	38,792	56,259

Net property and equipment	73,328	52,534	68,394

Goodwill, net	317,957	317,957	317,957
Other noncurrent assets	1,128	1,235	1,105

Total other assets	319,085	319,192	319,062

Total assets	$744,821	$647,547	$803,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,186	$94,938	$160,378
Accrued liabilities	66,834	49,773	65,779
Accrued income taxes payable	1,664	(1,929)	20,614

Total current liabilities	180,684	142,782	246,771

Payable to Barnes & Noble, Inc.	—	615	—
Deferred taxes	5,591	3,065	5,591
Other long-term liabilities	2,954	2,615	2,872

	8,545	6,295	8,463

Total liabilities	189,229	149,077	255,234

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 21,102, 20,821 and 21,050 shares issued, respectively	21	21	21
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36	36
Additional paid-in-capital	494,346	491,283	493,998
Retained earnings	61,231	7,130	54,620
Treasury Stock, at cost, 4, 0 and 0 shares, respectively	(42)	—	—

Total stockholders’ equity	555,592	498,470	548,675

Total liabilities and stockholders’ equity	$744,821	$647,547	$803,909

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks	13 Weeks
	Ended	Ended
	May 3,	May 4,
	2003	2002

	(In thousands, except
	per share data)
	(Unaudited)
Sales	$321,741	$271,405
Cost of sales	236,300	202,314

Gross profit	85,441	69,091
Selling, general and administrative expenses	68,535	55,257
Depreciation and amortization	6,217	5,120

Operating earnings	10,689	8,714
Interest income	(525)	(458)
Interest expense	146	951

Earnings before income tax expense	11,068	8,221
Income tax expense	4,457	3,307

Net earnings	$6,611	$4,914

Net earnings per common share — basic	$0.12	$0.09

Weighted average shares of common stock — basic	57,083	54,343

Net earnings per common share — diluted	$0.11	$0.08

Weighted average shares of common stock — diluted	60,236	58,703

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Additional
					Paid in	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Earnings	Stock	Total

	(In thousands)

	(Unaudited)
Balance at February 1, 2003	21,050	$21	36,009	$36	$493,998	$54,620	$—	$548,675
Exercise of employee stock options (including tax benefit of $166)	52	—	—	—	348	—	—	348
Treasury stock acquired, 4 shares	—	—	—	—	—	—	(42)	(42)
Net earnings for the 13 weeks ended May 3, 2003	—	—	—	—	—	6,611	—	6,611

Balance at May 3, 2003	21,102	$21	36,009	$36	$494,346	$61,231	$(42)	$555,592

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks	13 Weeks
	Ended	Ended
	May 3,	May 4,
	2003	2002

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net earnings	$6,611	$4,914
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	6,217	5,120
Amortization of loan cost	67	60
Tax benefit realized from exercise of stock options by employees	166	—
Loss on disposal of property and equipment	66	102
Increase in other long-term liabilities for scheduled rent increases in long-term leases	82	72
Changes in operating assets and liabilities, net
Receivables, net	1,698	1,006
Merchandise inventories	5,175	(7,639)
Prepaid expenses and other current assets	(381)	163
Accounts payable, accrued liabilities and accrued income taxes payable	(66,087)	(62,815)

Net cash flows used in operating activities	(46,386)	(59,017)

Cash flows from investing activities:
Purchase of property and equipment	(11,217)	(6,133)
Net increase in other noncurrent assets	(90)	(736)

Net cash flows used in investing activities	(11,307)	(6,869)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	—	347,339
Issuance of shares relating to employee stock options	182	202
Repayment of debt due to Barnes & Noble, Inc.	—	(250,000)
Net increase in other payable to Barnes & Noble, Inc.	—	992
Purchase of treasury shares through repurchase program	(42)	—

Net cash flows provided by financing activities	140	98,533

Net increase (decrease) in cash and cash equivalents	(57,553)	32,647
Cash and cash equivalents at beginning of period	232,030	80,750

Cash and cash equivalents at end of period	$174,477	$113,397

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

      The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended February 1, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

      Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 3, 2003 are not indicative of the results to be expected for the 52 weeks ending January 31, 2004.

2.	Effect of Accounting Change

      In November 2002, the FASB Emerging Issues Task Force (“Task Force”) issued EITF Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” (“EITF 02-16”). EITF 02-16 addresses the following two issues: (i) the classification in a reseller’s financial statements of cash consideration received from a vendor (“Issue 1”); and (ii) the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period (“Issue 2”). Issue 1 stipulates that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be recognized as a reduction of cost of merchandise sold when recognized in the reseller’s financial statements. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be recognized as revenue (or other income, as appropriate) when recognized in the reseller’s income statement, or (b) a reimbursement of a specific, incremental, identifiable cost incurred by the reseller in selling the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller’s income statement. Issue 2 states that vendor rebates should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate, provided the amounts are probable and reasonably estimable. Issue 1 is effective prospectively for all new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 is effective prospectively for all new arrangements initiated after November 21, 2002.

      The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. The change of our accounting for cooperative advertising arrangements and other vendor marketing programs resulted in consideration received from our vendors being used to lower

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product costs in inventory rather than as an offset to our marketing and advertising costs. As expected, the impact of the new accounting method decreased our cost of goods sold for the first quarter of 2003 by $1.1 million and increased net advertising expenses by $1.9 million. The impact to cost of goods sold reflects the reclassification of the cooperative advertising credit, as well as $0.8 million deferred in inventory. Prior periods have not been restated. However, the following table presents the 13 weeks ended May 3, 2003 and May 4, 2002 on a pro forma basis as if EITF 02-16 had been implemented prior to the beginning of fiscal 2002:

	13 Weeks	13 Weeks
	Ended	Ended
	May 3,	May 4,
	2003	2002

	(In thousands, except
	per share data)

	(Unaudited)
Sales	$321,741	$271,405
Cost of sales	235,383	198,766

Gross profit	86,358	72,639
Selling, general and administrative expenses	68,535	58,874
Depreciation and amortization	6,217	5,120

Operating earnings	11,606	8,645
Interest income	(525)	(458)
Interest expense	146	951

Earnings before income tax expense	11,985	8,152
Income tax expense	4,818	3,277

Net earnings	$7,167	$4,875

Net earnings per common share — basic	$0.13	$0.09

Weighted average shares of common stock — basic	57,083	54,343

Net earnings per common share — diluted	$0.12	$0.08

Weighted average shares of common stock — diluted	60,236	58,703

3.	Accounting for Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” (“SFAS 148”) which amended SFAS 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the options granted under its plans:

	13 Weeks	13 Weeks
	Ended	Ended
	May 3,	May 4,
	2003	2002

	(In thousands,
	except per share data)
Net earnings, as reported	$6,611	$4,914
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects*	2,100	1,878

Pro forma net earnings	$4,511	$3,036

Net earnings per common share — basic, as reported	$0.12	$0.09

Net earnings per common share — basic, pro forma	$0.08	$0.06

Net earnings per common share — diluted, as reported	$0.11	$0.08

Net earnings per common share — diluted, pro forma	$0.07	$0.05

*	Amounts include compensation expense associated with options to acquire approximately 350 shares of Barnes & Noble, Inc. (“Barnes & Noble”) which were issued to GameStop employees in January 2000 pursuant to the Barnes & Noble 1996 Incentive Plan.

      The weighted-average fair value of the options granted during the 13 weeks ended May 3, 2003 and the 13 weeks ended May 4, 2002 were estimated at $5.15 and $8.07, respectively, using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks	13 Weeks
	Ended	Ended
	May 3,	May 4,
	2003	2002

Volatility	61.8%	61.9%
Risk-free interest rate	3.23%	4.60%
Expected life (years)	6.0	6.0
Expected dividend yield	0%	0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Computation of Net Earnings Per Common Share

      A reconciliation of shares used in calculating basic and diluted net earnings (loss) per common share follows:

	13 Weeks	13 Weeks
	Ended	Ended
	May 3,	May 4,
	2003	2002

	(In thousands, except
	per share data)
Net earnings	$6,611	$4,914

Weighted Common Shares Outstanding	57,083	54,343
Common Share Equivalents Related to Options and Warrants	3,153	4,360

Common Shares and Common Share Equivalents	60,236	58,703

Net Earnings per Common Share:
Basic	$0.12	$0.09

Diluted	$0.11	$0.08

      Options to purchase approximately 4,299 shares of common stock at exercise prices ranging from $16.48 to $21.25 per share were outstanding during the 13 weeks ended May 3, 2003, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire at various times through 2012.

5.	Debt

      In February 2002, the Company entered into a $75,000 senior secured revolving credit facility which expires in February 2005. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 50% of non-defective inventory. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate or (b) 1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time) or (2) LIBOR loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. The revolving credit facility generally restricts our ability to pay dividends and requires the Company to maintain certain financial ratios. There have been no borrowings under the revolving credit facility.

6.	Income Taxes

      The tax provisions for the 13 weeks ended May 3, 2003 and May 4, 2002 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended May 3, 2003 and May 4, 2002, these charges amounted to $236 and $245, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. During the 13 weeks ended May 3, 2003 and May 4, 2002, these charges amounted to $530 and $399, respectively.

      The Company has an agreement with barnesandnoble.com llc, a company in which Barnes & Noble owns an approximate 38% interest, pursuant to which the Company sells video game products and PC entertainment software through barnesandnoble.com’s web site. The Company pays barnesandnoble.com llc a referral fee on the Company’s net sales from purchases made through barnesandnoble.com llc’s web site. During the 13 weeks ended May 3, 2003 and May 4, 2002, these referral fees amounted to $1 and $4, respectively.

8.	Supplemental Cash Flow Information

	13 Weeks	13 Weeks
	Ended	Ended
	May 3,	May 4,
	2003	2002

Cash paid during the period for:
Interest	$69	$46,969

Income taxes	23,282	6,770

Non-cash financing activity:
Barnes & Noble capital contribution	$—	$150,000

9.	Recent Events

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 13 weeks ended May 3, 2003, the Company repurchased 4 shares at an average share price of $11.93.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 filed with the Securities and Exchange Commission on May 2, 2003 (the “Form 10-K”).

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of May 3, 2003, we operated 1,309 stores, in 49 states, Puerto Rico and Guam, under the names GameStop, Babbage’s, Software Etc. and FuncoLand. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine in the United States.

      Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2 and in June 2001 Nintendo introduced Game Boy Advance. Microsoft introduced Xbox and Nintendo introduced GameCube in November 2001. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. The retail prices for the PlayStation 2, the Xbox and the GameCube were reduced in May 2002, resulting in an increase in unit sales and sales of the related software and accessories from the 13 weeks ended May 4, 2002 to the 13 weeks ended May 3, 2003. We expect that the sales of these platforms and related software and accessories will increase in the future.

Results of Operations

      The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	13 Weeks	13 Weeks
	Ended	Ended
	May 3,	May 4,
	2003	2002

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	73.5	74.5

Gross profit	26.5	25.5
Selling, general and administrative expenses	21.3	20.4
Depreciation and amortization	1.9	1.9

Operating earnings	3.3	3.2
Interest expense (income), net	(0.1)	0.2

Earnings before income tax expense	3.4	3.0
Income tax expense	1.3	1.2

Net earnings	2.1%	1.8%

13 Weeks Ended May 3, 2003 Compared with the 13 Weeks Ended May 4, 2002

      Sales increased by $50.3 million, or 18.5%, from $271.4 million in the 13 weeks ended May 4, 2002 to $321.7 million in the 13 weeks ended May 3, 2003. The increase in sales was primarily attributable to the additional sales resulting from 241 net new stores opened since May 4, 2002 and a 3.5% increase in comparable store sales in the stores operated by the Company. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase was primarily due to sales of video game software and accessories as the video game platforms introduced in 2000 and 2001 continue to mature and due to the increase in sales of used video game products.

      Cost of sales increased by $34.0 million, or 16.8%, from $202.3 million in the 13 weeks ended May 4, 2002 to $236.3 million in the 13 weeks ended May 3, 2003. Cost of sales as a percentage of net sales decreased from 74.5% in the 13 weeks ended May 4, 2002 to 73.5% in the 13 weeks ended May 3, 2003. This decrease was the result of the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and accessories and used video game products. In addition, the implementation of EITF 02-16 resulted in a decrease in cost of sales as a percentage of net sales.

      Selling, general and administrative expenses increased by $13.2 million, or 23.9%, from $55.3 million in the 13 weeks ended May 4, 2002 to $68.5 million in the 13 weeks ended May 3, 2003. These increases were primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 20.4% in the 13 weeks ended May 4, 2002 to 21.3% in the 13 weeks ended May 3, 2003. The increase in selling, general and administrative expenses as a percentage of sales was due to the effect of implementing EITF 02-16 and the costs associated with opening 86 stores in the 13 weeks ended May 3, 2003 compared to opening 38 stores in the 13 weeks ended May 4, 2002.

      Depreciation and amortization expense increased from $5.1 million for the 13 weeks ended May 4, 2002 to $6.2 million in the 13 weeks ended May 3, 2003. This increase of $1.1 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

      Interest income remained constant at $0.5 million in both the 13 weeks ended May 4, 2002 and the 13 weeks ended May 3, 2003. The interest income resulted from the investment of excess cash balances.

Interest expense decreased by $0.9 million from $1.0 million in the 13 weeks ended May 4, 2002 to $0.1 million in the 13 weeks ended May 3, 2003. The decrease was attributable to the repayment of $250.0 million in debt in February 2002 using the proceeds of the Company’s February 2002 public offering and the contribution of the remaining $150.0 million in debt to paid-in-capital by Barnes & Noble.

      Income tax expense increased from $3.3 million for the 13 weeks ended May 4, 2002 to $4.5 million in the 13 weeks ended May 3, 2003. Tax expense for the 13 weeks ended May 4, 2002 and the 13 weeks ended May 3, 2003 was based upon management’s estimate of the Company’s annualized effective tax rate.

      The factors described above led to an increase in operating earnings of $2.0 million, or 23.0%, from $8.7 million in the 13 weeks ended May 4, 2002 to $10.7 million in the 13 weeks ended May 3, 2003 and an increase in net earnings of $1.7 million, or 34.7%, from $4.9 million in the 13 weeks ended May 4, 2002 to $6.6 million in the 13 weeks ended May 3, 2003.

Seasonality

      The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

      During the 13 weeks ended May 3, 2003 and May 4, 2002, cash used in operations was $46.4 million and $59.0 million, respectively. In the 13 weeks ended May 3, 2003, cash used in operations was primarily due to a decrease in accounts payable of $66.1 million, which was offset partially by net income of $6.6 million, depreciation and amortization of $6.2 million, and a decrease in merchandise inventories of $5.2 million. In the 13 weeks ended May 4, 2002, cash used in operations was primarily due to a decrease in accounts payable of $62.8 million and an increase in merchandise inventories of $7.6 million, which were offset partially by net income of $4.9 million and depreciation and amortization of $5.1 million.

      Cash used in investing activities was $11.3 million and $6.9 million during the 13 weeks ended May 3, 2003 and May 4, 2002, respectively. During the 13 weeks ended May 3, 2003 and May 4, 2002, we had capital expenditures of $11.2 million and $6.1 million, respectively, to open new stores, remodel existing stores, and invest in information systems. Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 86 stores in the 13 weeks ended May 3, 2003 and expect to open between 149 and 179 stores in the remainder of fiscal 2003. Projected capital expenditures for fiscal 2003 are $45 million, to be used primarily to fund new store openings.

      In February 2002, the Company entered into a $75.0 million senior secured revolving credit facility which expires in February 2005. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 50% of non-defective inventory. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate or (b) 1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time) or (2) LIBOR loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. The revolving credit facility generally restricts our ability to pay dividends and requires the Company to maintain certain financial ratios. There have been no borrowings under the revolving credit facility.

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 13 weeks ended May 3, 2003, the Company repurchased 3,500 shares at an average share price of $11.93.

      Based on our current operating plans, we believe that cash generated from our operating activities and available cash balances will be sufficient to fund our operations, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Critical Accounting Policies

      Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2002 Annual Report on Form 10-K, filed on May 2, 2003, in Note 1 of “Notes to the Consolidated Financial Statements.”

Disclosure Regarding Forward-Looking Statements

      This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

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

      (a) Evaluation of Disclosure Controls and Procedures

      Within the 90-day period prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the requirements of the Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods.

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

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

Exhibit
Number	Description

10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.(3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.(3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.(3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent.(3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
10.14	Amendment to Revolving Credit Agreement, dated as of March 18, 2003.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).

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

Date: June 13, 2003

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

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. RICHARD FONTAINE

R. Richard Fontaine
Chairman of the Board and
Chief Executive Officer

Date: June 13, 2003

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

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID W. CARLSON

David W. Carlson
Executive Vice President and
Chief Financial Officer

Date: June 13, 2003

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.(3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.(3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.(3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent.(3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
10.14	Amendment to Revolving Credit Agreement, dated as of March 18, 2003.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).