Form 10-Q
period 2003-08-02
GAMESTOP CORP
filed 2003-09-12
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2003

or

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

      Number of shares of $.001 par value Class A Common Stock outstanding as of August 29, 2003: 19,978,638

      Number of shares of $.001 par value Class B Common Stock outstanding as of August 29, 2003: 36,009,000

PART I -- FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II -- OTHER INFORMATION
SIGNATURE
EX-10.15 Amendment to Revolving Credit Agreement
EX-31.1 Certification of CEO Pursuant to Sec. 302
EX-31.2 Certification of CFO Pursuant to Sec. 302
EX-32.1 Certification of CEO Pursuant to Sec. 906
EX-32.2 Certification of CFO Pursuant to Sec. 906

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	August 2,	August 3,	February 1,
	2003	2002	2003

	(Unaudited)	(Unaudited)

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$144,147	$152,623	$232,030
Receivables, net	6,213	4,762	6,893
Merchandise inventories	156,374	132,786	161,369
Prepaid expenses and other current assets	11,054	8,549	10,127
Prepaid taxes	13,818	719	—
Deferred taxes	6,034	3,418	6,034

Total current assets	337,640	302,857	416,453

Property and equipment:
Leasehold improvements	48,072	32,837	39,927
Fixtures and equipment	112,395	69,742	84,726

	160,467	102,579	124,653
Less accumulated depreciation and amortization	68,802	44,293	56,259

Net property and equipment	91,665	58,286	68,394

Goodwill, net	320,691	317,957	317,957
Other noncurrent assets	1,470	1,196	1,105

Total other assets	322,161	319,153	319,062

Total assets	$751,466	$680,296	$803,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,736	$114,115	$160,378
Accrued liabilities	68,452	55,781	65,779
Accrued income taxes payable	—	—	20,614

Total current liabilities	189,188	169,896	246,771

Deferred taxes	5,591	3,065	5,591
Other long-term liabilities	3,410	2,697	2,872

	9,001	5,762	8,463

Total liabilities	198,189	175,658	255,234

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 21,439, 20,835 and 21,050 shares issued, respectively	21	21	21
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36	36
Additional paid-in-capital	496,970	491,333	493,998
Accumulated other comprehensive loss	(75)	—	—
Retained earnings	67,837	13,248	54,620
Treasury Stock, at cost, 910, 0 and 0 shares, respectively	(11,512)	—	—

Total stockholders’ equity	553,277	504,638	548,675

Total liabilities and stockholders’ equity	$751,466	$680,296	$803,909

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(In thousands, except per share data)

	(Unaudited)
Sales	$305,674	$274,262	$627,415	$545,667
Cost of sales	216,691	200,817	452,991	403,131

Gross profit	88,983	73,445	174,424	142,536
Selling, general and administrative expenses	71,262	57,959	139,797	113,216
Depreciation and amortization	6,872	5,623	13,089	10,743

Operating earnings	10,849	9,863	21,538	18,577
Interest income	(375)	(507)	(900)	(965)
Interest expense	168	139	314	1,090

Earnings before income tax expense	11,056	10,231	22,124	18,452
Income tax expense	4,450	4,113	8,907	7,420

Net earnings	$6,606	$6,118	$13,217	$11,032

Net earnings per common share — basic	$0.12	$0.11	$0.23	$0.20

Weighted average shares of common stock — basic	56,764	56,843	56,924	55,593

Net earnings per common share — diluted	$0.11	$0.10	$0.22	$0.18

Weighted average shares of common stock — diluted	60,193	61,301	60,215	60,002

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Loss	Earnings	Stock	Total

	(In thousands)
	(Unaudited)
Balance at February 1, 2003	21,050	$21	36,009	$36	$493,998	$—	$54,620	$—	$548,675
Comprehensive income:
Net earnings for the 26 weeks ended August 2, 2003	—	—	—	—	—	—	13,217	—
Foreign currency translation	—	—	—	—	—	(75)	—	—
Total comprehensive income									13,142
Exercise of employee stock options (including tax benefit of $1,601)	389	—	—	—	2,972	—	—	—	2,972
Treasury stock acquired, 910 shares	—	—	—	—	—	—	—	(11,512)	(11,512)

Balance at August 2, 2003	21,439	$21	36,009	$36	$496,970	$(75)	$67,837	$(11,512)	$553,277

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks	26 Weeks
	Ended	Ended
	August 2,	August 3,
	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$13,217	$11,032
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	13,089	10,743
Amortization of loan cost	147	121
Tax benefit realized from exercise of stock options by employees	1,601	—
Loss on disposal of property and equipment	121	130
Increase in other long-term liabilities for scheduled rent increases in long-term leases	162	154
Minority interest	(23)	—
Changes in operating assets and liabilities, net
Receivables, net	1,291	1,168
Merchandise inventories	7,095	5,565
Prepaid expenses and other current assets	(840)	(294)
Prepaid taxes	(13,818)	(719)
Accounts payable, accrued liabilities and accrued income taxes payable	(59,174)	(35,701)

Net cash flows used in operating activities	(37,132)	(7,801)

Cash flows from investing activities:
Purchase of property and equipment	(34,923)	(17,536)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash acquired	(2,892)	—
Net increase in other noncurrent assets	(491)	(758)

Net cash flows used in investing activities	(38,306)	(18,294)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	—	347,339
Issuance of shares relating to employee stock options	1,371	252
Repayment of debt of Gamesworld Group Limited	(2,296)	—
Repayment of debt due to Barnes & Noble, Inc.	—	(250,000)
Net increase in other payable to Barnes & Noble, Inc.	—	377
Purchase of treasury shares through repurchase program	(11,512)	—

Net cash flows (used in) provided by financing activities	(12,437)	97,968

Exchange rate effect on cash and cash equivalents	(8)	—

Net increase (decrease) in cash and cash equivalents	(87,883)	71,873
Cash and cash equivalents at beginning of period	232,030	80,750

Cash and cash equivalents at end of period	$144,147	$152,623

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

      The unaudited consolidated financial statements include the accounts of GameStop Corp. (the “Company”) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

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

      Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 2, 2003 are not indicative of the results to be expected for the 52 weeks ending January 31, 2004.

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

      The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. The change of our accounting for cooperative advertising arrangements and other vendor marketing programs resulted in consideration received from our vendors being used to lower

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product costs in inventory rather than as an offset to our marketing and advertising costs. The impact of the new accounting method decreased our cost of goods sold for the second quarter of 2003 by $1.3 million and increased net advertising expenses by $1.7 million. The impact of the new accounting method decreased our cost of goods sold for the first half of 2003 by $2.4 million and increased net advertising expenses by $3.6 million. The impact to cost of goods sold reflects the reclassification of the cooperative advertising credit, as well as $1.2 million deferred in inventory. Prior periods have not been restated. However, the following table presents the 13 weeks and 26 weeks ended August 2, 2003 and August 3, 2002 on a pro forma basis as if EITF 02-16 had been implemented prior to the beginning of fiscal 2002:

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(In thousands, except per share data)
	(Unaudited)
Sales	$305,674	$274,262	$627,415	$545,667
Cost of sales	216,074	196,717	451,457	395,483

Gross profit	89,600	77,545	175,958	150,184
Selling, general and administrative expenses	71,262	62,119	139,797	120,993
Depreciation and amortization	6,872	5,623	13,089	10,743

Operating earnings	11,466	9,803	23,072	18,448
Interest income	(375)	(507)	(900)	(965)
Interest expense	168	139	314	1,090

Earnings before income tax expense	11,673	10,171	23,658	18,323
Income tax expense	4,692	4,089	9,510	7,366

Net earnings	$6,981	$6,082	$14,148	$10,957

Net earnings per common share — basic	$0.12	$0.11	$0.25	$0.20

Weighted average shares of common stock — basic	56,764	56,843	56,924	55,593

Net earnings per common share — diluted	$0.12	$0.10	$0.23	$0.18

Weighted average shares of common stock — diluted	60,193	61,301	60,215	60,002

3.	Accounting for Stock-Based Compensation

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the options granted under its plans:

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net earnings, as reported	$6,606	$6,118	$13,217	$11,032
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects*	2,079	2,130	4,179	4,009

Pro forma net earnings	$4,527	$3,988	$9,038	$7,023

Net earnings per common share — basic, as reported	$0.12	$0.11	$0.23	$0.20

Net earnings per common share — basic, pro forma	$0.08	$0.07	$0.16	$0.13

Net earnings per common share — diluted, as reported	$0.11	$0.10	$0.22	$0.18

Net earnings per common share — diluted, pro forma	$0.08	$0.07	$0.15	$0.12

*	Amounts include compensation expense associated with options to acquire approximately 350 shares of Barnes & Noble, Inc. (“Barnes & Noble”) which were issued to GameStop employees in January 2000 pursuant to the Barnes & Noble 1996 Incentive Plan.

      The weighted-average fair value of the options granted during the 13 week-periods ended August 2, 2003 and August 3, 2002 were estimated at $5.38 and $8.80, respectively and during the 26 week-periods ended August 2, 2003 and August 3, 2002 were estimated at $5.17 and $8.08, using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Volatility	60.9%	61.9%	61.8%	61.9%
Risk-free interest rate	2.4%	4.5%	3.1%	4.6%
Expected life (years)	6.0	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%	0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Computation of Net Earnings Per Common Share

      A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net earnings	$6,606	$6,118	$13,217	$11,032

Weighted Common Shares Outstanding	56,764	56,843	56,924	55,593
Common Share Equivalents Related to Options and Warrants	3,429	4,458	3,291	4,409

Common Shares and Common Share Equivalents	60,193	61,301	60,215	60,002

Net Earnings per Common Share:
Basic	$0.12	$0.11	$0.23	$0.20

Diluted	$0.11	$0.10	$0.22	$0.18

      Options to purchase approximately 4,165 shares of common stock at exercise prices ranging from $16.48 to $21.25 per share were outstanding during the 26 weeks ended August 2, 2003, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire at various times through 2012.

5.	Debt

      In February 2002, the Company entered into a $75,000 senior secured revolving credit facility which expires in February 2005. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 50% of non-defective inventory. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as: (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate, or (b)  1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time); or (2) LIBOR loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. The revolving credit facility generally restricts our ability to pay dividends and requires the Company to maintain certain financial ratios. There have been no borrowings under the revolving credit facility.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(In thousands)
Net earnings	$6,606	$6,118	$13,217	$11,032
Other comprehensive income (loss):
Foreign currency translation adjustments	(75)	—	(75)	—

Total comprehensive income	$6,531	$6,118	$13,142	$11,032

7.	Income Taxes

      The tax provisions for the 13 weeks and 26 weeks ended August 2, 2003 and August 3, 2002 are based upon management’s estimate of the Company’s annualized effective tax rate.

8.	Certain Relationships and Related Transactions

      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $200 and $255 for the 13 weeks ended August 2, 2003 and August 3, 2002, respectively, and $436 and $500 for the 26 weeks ended August 2, 2003 and August 3, 2002, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. These charges amounted to $635 and $429 for the 13 weeks ended August 2, 2003 and August 3, 2002, respectively, and $1,165 and $828 for the 26 weeks ended August 2, 2003 and August 3, 2002, respectively.

      In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9,500 and was negotiated through an independent third party following an independent appraisal.

9.	Supplemental Cash Flow Information

	26 Weeks	26 Weeks
	Ended	Ended
	August 2,	August 3,
	2003	2002

Cash paid during the period for:
Interest	$152	$47,040

Income taxes	41,890	9,795

Non-cash financing activity:
Barnes & Noble capital contribution	$—	$150,000

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Acquisitions

      On June 23, 2003, the Company acquired a controlling interest in Gamesworld Group Limited (“Gamesworld”), an Ireland-based electronic games retailer, for approximately $3,144. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of approximately $2,734, has been recorded as goodwill. The pro forma effect assuming the acquisition of Gamesworld at the beginning of fiscal 2002 and fiscal 2003 is not material.

11.	Recent Events

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 26 weeks ended August 2, 2003, the Company repurchased 910 shares at an average share price of $12.65.

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

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of August 2, 2003, we operated 1,393 stores, in 49 states, Puerto Rico, Guam, and Ireland, primarily under the GameStop brand. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine in the United States.

      Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2 and in June 2001 Nintendo introduced Game Boy Advance. Microsoft introduced Xbox, and Nintendo introduced GameCube in November 2001. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. The retail prices for the PlayStation 2, the Xbox and the GameCube were reduced significantly in May 2002, which led to an increase in unit sales and sales of the related software and accessories during the 26 weeks ended August 3, 2002. Retail prices on the PlayStation 2 and Xbox were reduced minimally in May 2003 which again led to an increase in unit sales, but not to the extent of the increases caused by the price reductions in the prior year. We expect that sales of the software and accessories related to the PlayStation 2, the Xbox and the GameCube will continue to increase as the installed base of these platforms increases.

Results of Operations

      The following table sets forth statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	73.2	72.2	73.9

Gross profit	29.1	26.8	27.8	26.1
Selling, general and administrative expenses	23.3	21.1	22.3	20.7
Depreciation and amortization	2.2	2.1	2.1	2.0

Operating earnings	3.6	3.6	3.4	3.4
Interest expense, net	0.0	(0.1)	(0.1)	0.0

Earnings before income taxes	3.6	3.7	3.5	3.4
Income tax expense	1.4	1.5	1.4	1.4

Net earnings	2.2%	2.2%	2.1%	2.0%

13 Weeks Ended August 2, 2003 Compared with the 13 Weeks Ended August 3, 2002

      Sales increased by $31.4 million, or 11.4%, from $274.3 million in the 13 weeks ended August 3, 2002 to $305.7 million in the 13 weeks ended August 2, 2003. The increase in sales was primarily attributable to the additional sales resulting from 265 net new stores opened since August 3, 2002, which was partially offset by a 4.7% decrease in comparable store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales decrease was primarily due to significant price reductions on video game platforms in May 2002, which led to an increase in sales of video game hardware in the second quarter of 2002. Although prices on video game platforms were also reduced in May 2003, the reductions were minimal and did not lead to a similar increase in video game hardware sales.

      Cost of sales increased by $15.9 million, or 7.9%, from $200.8 million in the 13 weeks ended August 3, 2002 to $216.7 million in the 13 weeks ended August 2, 2003. Cost of sales as a percentage of sales decreased from 73.2% in the 13 weeks ended August 3, 2002 to 70.9% in the 13 weeks ended August 2, 2003. This decrease was the result of the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and accessories and used video game products. In addition, the implementation of EITF 02-16 resulted in a decrease in cost of sales as a percentage of net sales (see footnote 2 to the Consolidated Financial Statements).

      Selling, general and administrative expenses increased by $13.3 million, or 22.9%, from $58.0 million in the 13 weeks ended August 3, 2002 to $71.3 million in the 13 weeks ended August 2, 2003. These increases were primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 21.1% in the 13 weeks ended August 3, 2002 to 23.3% in the 13 weeks ended August 2, 2003. The increase in selling, general and administrative expenses as a percentage of sales was due to the effect of implementing EITF 02-16 and the costs associated with opening 88 stores in the 13 weeks ended August 2, 2003 compared to opening 62 stores in the 13 weeks ended August 3, 2002.

      Depreciation and amortization expense increased from $5.6 million for the 13 weeks ended August 3, 2002 to $6.9 million in the 13 weeks ended August 2, 2003. This increase of $1.3 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

      Interest income resulting from the investment of excess cash balances decreased from $507,000 in the 13 weeks ended August 3, 2002 to $375,000 in the 13 weeks ended August 2, 2003 due to a decrease in the level of investments. Interest expense increased by $29,000 from $139,000 in the 13 weeks ended August 3, 2002 to $168,000 in the 13 weeks ended August 2, 2003.

      Income tax expense increased from $4.1 million for the 13 weeks ended August 3, 2002 to $4.5 million in the 13 weeks ended August 2, 2003. Tax expense for the 13 weeks ended August 3, 2002 and the 13 weeks ended August 2, 2003 was based upon management’s estimate of the Company’s annualized effective tax rate.

      The factors described above led to an increase in operating earnings of $0.9 million, or 9.1%, from $9.9 million in the 13 weeks ended August 3, 2002 to $10.8 million in the 13 weeks ended August 2, 2003 and an increase in net earnings of $0.5 million, or 8.2%, from $6.1 million in the 13 weeks ended August 3, 2002 to $6.6 million in the 13 weeks ended August 2, 2003.

26 Weeks Ended August 2, 2003 Compared with the 26 Weeks Ended August 3, 2002

      Sales increased by $81.7 million, or 15.0%, from $545.7 million in the 26 weeks ended August 3, 2002 to $627.4 million in the 26 weeks ended August 2, 2003. The increase in sales was primarily attributable to the additional sales resulting from 265 net new stores opened since August 3, 2002.

      Cost of sales increased by $49.9 million, or 12.4%, from $403.1 million in the 26 weeks ended August 3, 2002 to $453.0 million in the 26 weeks ended August 2, 2003. Cost of sales as a percentage of net sales decreased from 73.9% in the 26 weeks ended August 3, 2002 to 72.2% in the 26 weeks ended August 2, 2003. This decrease was the result of the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and accessories and used video game products. In addition, the implementation of EITF 02-16 resulted in a decrease in cost of sales as a percentage of net sales (see footnote 2 to the Consolidated Financial Statements).

      Selling, general and administrative expenses increased by $26.6 million, or 23.5%, from $113.2 million in the 26 weeks ended August 3, 2002 to $139.8 million in the 26 weeks ended August 2, 2003. These increases were primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 20.7% in the 26 weeks ended August 3, 2002 to 22.3% in the 26 weeks ended August 2, 2003. The increase in selling, general and administrative expenses as a percentage of sales was due to the effect of implementing EITF 02-16 and the costs associated with opening 174 stores in the 26 weeks ended August 2, 2003 compared to opening 100 stores in the 26 weeks ended August 3, 2002.

      Depreciation and amortization expense increased from $10.7 million for the 26 weeks ended August 3, 2002 to $13.1 million in the 26 weeks ended August 2, 2003. This increase of $2.4 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

      Interest income resulting from the investment of excess cash balances decreased from $1.0 million in the 26 weeks ended August 3, 2002 to $0.9 million in the 26 weeks ended August 2, 2003 due to a decrease in the level of investments. Interest expense decreased by $0.8 million from $1.1 million in the 26 weeks ended August 3, 2002 to $0.3 million in the 26 weeks ended August 2, 2003. The decrease was attributable to the repayment of $250.0 million in debt in February 2002 using the proceeds of the Company’s February 2002 public offering and the contribution of the remaining $150.0 million in debt to paid-in-capital by Barnes & Noble.

      Income tax expense increased from $7.4 million for the 26 weeks ended August 3, 2002 to $8.9 million in the 26 weeks ended August 2, 2003. Tax expense for the 26 weeks ended August 3, 2002 and the 26 weeks ended August 2, 2003 was based upon management’s estimate of the Company’s annualized effective tax rate.

      The factors described above led to an increase in operating earnings of $2.9 million, or 15.6%, from $18.6 million in the 26 weeks ended August 3, 2002 to $21.5 million in the 26 weeks ended August 2, 2003 and an increase in net earnings of $2.2 million, or 20.0%, from $11.0 million in the 26 weeks ended August 3, 2002 to $13.2 million in the 26 weeks ended August 2, 2003.

Seasonality

      The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

      During the 26 weeks ended August 2, 2003 and August 3, 2002, cash used in operations was $37.1 million and $7.8 million, respectively. In the 26 weeks ended August 2, 2003, cash used in operations was primarily due to a decrease in accounts payable, accrued liabilities and accrued income taxes payable of $59.2 million and an increase in prepaid taxes of $13.8 million, which was offset partially by net income of $13.2 million, depreciation and amortization of $13.1 million, and a decrease in merchandise inventories of $7.1 million. The decrease in accounts payable, accrued liabilities and accrued income taxes payable was due to payments of obligations arising from fourth quarter seasonal activity and the payment of accrued income taxes of $20.6 million. In the 26 weeks ended August 3, 2002, cash used in operations was primarily due to a decrease in accounts payable of $35.7 million, which were offset partially by net income of $11.0 million and depreciation and amortization of $10.7 million and a decrease in merchandise inventories of $5.6 million.

      Cash used in investing activities was $38.3 million and $18.3 million during the 26 weeks ended August 2, 2003 and August 3, 2002, respectively. During the 26 weeks ended August 2, 2003 and August 3, 2002, we had capital expenditures of $34.9 million and $17.5 million, respectively, to open new stores, remodel existing stores, and invest in information systems. Future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 100 stores in the 26 weeks ended August 3, 2002 compared to 174 stores in the 26 weeks ended August 2, 2003 and expect to open between 91 and 111 stores in the remainder of fiscal 2003. Projected capital expenditures for fiscal 2003 are between $50.0 and $60.0 million, to be used primarily to fund new store openings.

      In February 2002, the Company entered into a $75.0 million senior secured revolving credit facility which expires in February 2005. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 50% of non-defective inventory. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as: (1) base rate loans which bear interest at the base rate (defined in the credit facility as the higher of (a) the administrative agent’s announced base rate, or (b)  1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time); or (2) LIBOR loans bearing interest at the LIBOR rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee of 0.375% for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. The revolving credit facility generally restricts our ability to pay dividends and requires the Company to maintain certain financial ratios. There have been no borrowings under the revolving credit facility.

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 26 weeks ended August 2, 2003, the Company repurchased 909,700 shares at an average share price of $12.65.

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

Interest Rate Exposure

      We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with an original maturity of three months or less. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Exchange Exposure

      We do not believe we have material foreign currency exposure, because only a very immaterial portion of our business is transacted in other than United States currency. The Company historically has not entered into hedging transactions with respect to its foreign currency, but may do so in the future.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are the controls and procedures designed to provide reasonable assurances that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

      There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      In the ordinary course of our business, we are from time to time subject to various legal proceedings. We do not believe that any current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Shareholders was held on July 2, 2003. At the close of business on the record date for the meeting (which was May 8, 2003), there were 21,113,888 shares of Class A Common Stock and 36,009,000 shares of Class B Common Stock outstanding and entitled to vote at the meeting. Holders of 18,061,304 shares of Class A Common Stock and 36,009,000 shares of Class B Common Stock (representing 378,151,304 votes) were present at the meeting, either in person or by proxy.

      The following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.

Nominee	In Favor	Withheld

Michael N. Rosen	370,979,401	7,171,903
Edward A. Volkwein	377,101,038	1,050,266

      The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: R. Richard Fontaine, Stephanie M. Shern, Daniel A. DeMatteo, Leonard Riggio and Gerald R. Szczepanski.

      The Shareholders approved an amendment to the GameStop Corp. 2001 Incentive Plan to increase the maximum number of shares that may be the subject of awards.

In Favor	Against	Abstained	Broker Non-votes

364,211,407	9,200,503	69,204	4,670,190

      The Shareholders approved the Company’s Supplemental Compensation plan.

In Favor	Against	Abstained

377,227,740	853,945	69,619

      The Shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending January 31, 2004.

In Favor	Against	Abstained

377,369,278	775,698	6,328

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

Exhibit
Number	Description

10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.(3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.(3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.(3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent.(3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
10.14	Amendment to Revolving Credit Agreement, dated as of March 18, 2003.(5)
10.15	Amendment to Revolving Credit Agreement, dated as of June 3, 2003.
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 3, 2003 filed with the Securities and Exchange Commission on June 13, 2003.

      (b) Reports on Form 8-K

      Form 8-K furnished on May 28, 2003 regarding a press release issued with earnings information for the quarter ended May 3, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ DAVID W. CARLSON

David W. Carlson
Executive Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: September 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.(3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.(3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.(3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent.(3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
10.14	Amendment to Revolving Credit Agreement, dated as of March 18, 2003.(5)
10.15	Amendment to Revolving Credit Agreement, dated as of June 3, 2003.
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 3, 2003 filed with the Securities and Exchange Commission on June 13, 2003.