Form 10-Q
period 2003-11-01
GAMESTOP CORP
filed 2003-12-11
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 1-31228

GameStop Corp.

(Exact name of registrant as specified in its Charter)

Delaware	75-2951347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 William D. Tate Avenue Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)

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

      Number of shares of $.001 par value Class A Common Stock outstanding as of November 28, 2003: 19,371,938

      Number of shares of $.001 par value Class B Common Stock outstanding as of November 28, 2003: 36,009,000

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	November 1,	November 2,	February 1,
	2003	2002	2003

	(Unaudited)	(Unaudited)

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$91,577	$125,121	$232,030
Receivables, net	8,013	7,461	6,893
Merchandise inventories	309,691	268,393	161,369
Prepaid expenses and other current assets	10,964	8,976	10,127
Prepaid taxes	16,798	—	—
Deferred taxes	6,034	3,418	6,034

Total current assets	443,077	413,369	416,453

Property and equipment:
Leasehold improvements	52,287	36,413	39,927
Fixtures and equipment	124,498	77,590	84,726

	176,785	114,003	124,653
Less accumulated depreciation and amortization	76,067	49,854	56,259

Net property and equipment	100,718	64,149	68,394

Goodwill, net	320,826	317,957	317,957
Other noncurrent assets	1,401	1,148	1,105

Total other assets	322,227	319,105	319,062

Total assets	$866,022	$796,623	$803,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,184	$209,491	$160,378
Accrued liabilities	75,334	64,500	65,779
Accrued income taxes payable	—	1,888	20,614

Total current liabilities	314,518	275,879	246,771

Deferred taxes	5,574	3,065	5,591
Other long-term liabilities	3,314	2,777	2,872

	8,888	5,842	8,463

Total liabilities	323,406	281,721	255,234

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 21,674, 20,971 and 21,050 shares issued, respectively	22	21	21
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36	36
Additional paid-in-capital	499,059	491,812	493,998
Accumulated other comprehensive loss	(25)	—	—
Retained earnings	78,530	23,033	54,620
Treasury Stock, at cost, 2,304, 0 and 0 shares, respectively	(35,006)	—	—

Total stockholders’ equity	542,616	514,902	548,675

Total liabilities and stockholders’ equity	$866,022	$796,623	$803,909

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

	(In thousands, except per share data)
	(Unaudited)
Sales	$326,042	$286,728	$953,457	$832,395
Cost of sales	227,568	212,883	680,559	616,014

Gross profit	98,474	73,845	272,898	216,381
Selling, general and administrative expenses	72,865	52,001	212,662	165,217
Depreciation and amortization	7,718	5,862	20,807	16,605

Operating earnings	17,891	15,982	39,429	34,559
Interest income	(290)	(519)	(1,190)	(1,484)
Interest expense	228	139	542	1,229

Earnings before income tax expense	17,953	16,362	40,077	34,814
Income tax expense	7,260	6,577	16,167	13,997

Net earnings	$10,693	$9,785	$23,910	$20,817

Net earnings per common share-basic	$0.19	$0.17	$0.42	$0.37

Weighted average shares of common stock-basic	55,767	56,931	56,538	56,039

Net earnings per common share-diluted	$0.18	$0.16	$0.40	$0.34

Weighted average shares of common stock-diluted	59,431	61,111	59,953	60,372

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Loss	Earnings	Stock	Total

	(In thousands)
	(Unaudited)
Balance at February 1, 2003	21,050	$21	36,009	$36	$493,998	$—	$54,620	$—	$548,675
Comprehensive income:
Net earnings for the 39 weeks ended November 1, 2003	—	—	—	—	—	—	23,910	—
Foreign currency translation	—	—	—	—	—	(25)	—	—
Total comprehensive income									23,885
Exercise of employee stock options (including tax benefit of $2,815)	624	1	—	—	5,061	—	—	—	5,062
Treasury stock acquired, 2,304 shares	—	—	—	—	—	—	—	(35,006)	(35,006)

Balance at November 1, 2003	21,674	$22	36,009	$36	$499,059	$(25)	$78,530	$(35,006)	$542,616

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks	39 Weeks
	Ended	Ended
	November 1,	November 2,
	2003	2002

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$23,910	$20,817
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	20,807	16,605
Amortization of loan cost	233	181
Tax benefit realized from exercise of stock options by employees	2,815	—
Deferred taxes	(17)	—
Loss on disposal of property and equipment	188	156
Increase in other long-term liabilities for scheduled rent increases in long-term leases	243	234
Minority interest	(200)	—
Changes in operating assets and liabilities, net
Receivables, net	(494)	(1,531)
Merchandise inventories	(146,130)	(130,042)
Prepaid expenses and other current assets	(746)	(721)
Prepaid taxes	(16,798)	—
Accounts payable, accrued liabilities and accrued income taxes payable	66,002	70,282

Net cash flows used in operating activities	(50,187)	(24,019)

Cash flows from investing activities:
Purchase of property and equipment	(51,725)	(29,287)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash acquired	(3,027)	—
Net increase in other noncurrent assets	(509)	(770)

Net cash flows used in investing activities	(55,261)	(30,057)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	—	347,339
Issuance of shares relating to employee stock options	2,247	731
Repayment of debt of Gamesworld Group Limited	(2,296)	—
Repayment of debt due to Barnes & Noble, Inc.	—	(250,000)
Net increase in other payable to Barnes & Noble, Inc.	—	377
Purchase of treasury shares through repurchase program	(35,006)	—

Net cash flows (used in) provided by financing activities	(35,055)	98,447

Exchange rate effect on cash and cash equivalents	50	—

Net increase (decrease) in cash and cash equivalents	(140,453)	44,371
Cash and cash equivalents at beginning of period	232,030	80,750

Cash and cash equivalents at end of period	$91,577	$125,121

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

      Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 1, 2003 are not indicative of the results to be expected for the 52 weeks ending January 31, 2004.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. The change of our accounting for cooperative advertising arrangements and other vendor marketing programs resulted in consideration received from our vendors being used to lower product costs in inventory rather than as an offset to our marketing and advertising costs. The impact of the new accounting method decreased our cost of goods sold for the third fiscal quarter of 2003 by $11.4 million and increased net advertising expenses by $12.4 million. The impact of the new accounting method decreased our cost of goods sold for the first three fiscal quarters of 2003 by $13.8 million and increased net advertising expenses by $16.0 million. The impact to cost of goods sold reflects the reclassification of the cooperative advertising credit, as well as $2.2 million deferred as a reduction in inventory. Prior periods have not been restated. However, the following table presents the 13 weeks and 39 weeks ended November 1, 2003 and November 2, 2002 on a pro forma basis as if EITF 02-16 had been implemented prior to the beginning of fiscal 2002:

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

	(In thousands, except per share data)
	(Unaudited)
Sales	$326,042	$286,728	$953,457	$832,395
Cost of sales	226,401	201,856	677,858	597,339

Gross profit	99,641	84,872	275,599	235,056
Selling, general and administrative expenses	72,865	63,158	212,662	184,151
Depreciation and amortization	7,718	5,862	20,807	16,605

Operating earnings	19,058	15,852	42,130	34,300
Interest income	(290)	(519)	(1,190)	(1,484)
Interest expense	228	139	542	1,229

Earnings before income tax expense	19,120	16,232	42,778	34,555
Income tax expense	7,687	6,525	17,197	13,891

Net earnings	$11,433	$9,707	$25,581	$20,664

Net earnings per common share — basic	$0.21	$0.17	$0.45	$0.37

Weighted average shares of common stock — basic	55,767	56,931	56,538	56,039

Net earnings per common share — diluted	$0.19	$0.16	$0.43	$0.34

Weighted average shares of common stock — diluted	59,431	61,111	59,953	60,372

3.	Accounting for Stock-Based Compensation

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the options granted under its plans:

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net earnings, as reported	$10,693	$9,785	$23,910	$20,817
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects*	2,276	2,138	6,455	6,147

Pro forma net earnings	$8,417	$7,647	$17,455	$14,670

Net earnings per common share — basic, as reported	$0.19	$0.17	$0.42	$0.37

Net earnings per common share — basic, pro forma	$0.15	$0.13	$0.31	$0.26

Net earnings per common share — diluted, as reported	$0.18	$0.16	$0.40	$0.34

Net earnings per common share — diluted, pro forma	$0.14	$0.13	$0.29	$0.24

*	Amounts include compensation expense associated with options to acquire approximately 350 shares of Barnes & Noble, Inc. (“Barnes & Noble”) which were issued to GameStop employees in January 2000 pursuant to the Barnes & Noble 1996 Incentive Plan.

      There were no options granted during either of the 13 week-periods ended November 1, 2003 or November 2, 2002. The weighted-average fair value of the options granted during the 39 week-periods ended November 1, 2003 and November 2, 2002 were estimated at $5.17 and $8.08, using the Black-Scholes option pricing model with the following assumptions:

	39 Weeks Ended

	November 1,	November 2,
	2003	2002

Volatility	61.8%	61.9%
Risk-free interest rate	3.1%	4.6%
Expected life (years)	6.0	6.0
Expected dividend yield	0%	0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Computation of Net Earnings Per Common Share

      A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net earnings	$10,693	$9,785	$23,910	$20,817

Weighted Common Shares Outstanding	55,767	56,931	56,538	56,039
Common Share Equivalents Related to Options and Warrants	3,664	4,180	3,415	4,333

Common Shares and Common Share Equivalents	59,431	61,111	59,953	60,372

Net Earnings per Common Share:
Basic	$0.19	$0.17	$0.42	$0.37

Diluted	$0.18	$0.16	$0.40	$0.34

      Options to purchase approximately 4,071 shares of common stock at exercise prices ranging from $18.00 to $21.25 per share were outstanding during the 39 weeks ended November 1, 2003, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire at various times through 2012.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive income

      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

	(In thousands)
Net earnings	$10,693	$9,785	$23,910	$20,817
Other comprehensive income (loss):
Foreign currency translation adjustments	50	—	(25)	—

Total comprehensive income	$10,743	$9,785	$23,885	$20,817

7.	Income Taxes

      The tax provisions for the 13 weeks and 39 weeks ended November 1, 2003 and November 2, 2002 are based upon management’s estimate of the Company’s annualized effective tax rate.

8.	Certain Relationships and Related Transactions

      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $207 and $243 for the 13 weeks ended November 1, 2003 and November 2, 2002, respectively, and $643 and $743 for the 39 weeks ended November 1, 2003 and November 2, 2002, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. These charges amounted to $628 and $453 for the 13 weeks ended November 1, 2003 and November 2, 2002, respectively, and $1,793 and $1,281 for the 39 weeks ended November 1, 2003 and November 2, 2002, respectively.

      In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9,500 and was negotiated through an independent third party following an independent appraisal.

9.	Legal Proceedings

      On May 29, 2003, former Store Manager Carlos Moreira (“Plaintiff”) filed a class action lawsuit against the Company and its wholly owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Plaintiff is seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at anytime between May 29, 1999 and the present. Plaintiff has alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Plaintiff is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. The matter is in the precertification stage, and the parties are in the middle of class discovery. The court has ordered the parties to mediation, which will take place on January 15, 2004. The class certification hearing is set for April 28, 2004. GameStop intends to vigorously defend this action.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

10.	Supplemental Cash Flow Information

	39 Weeks	39 Weeks
	Ended	Ended
	November 1,	November 2,
	2003	2002

Cash paid during the period for:
Interest	$238	$47,111

Income taxes	50,982	13,794

Non-cash financing activity:
Barnes & Noble capital contribution	$—	$150,000

11.	Acquisitions

      On June 23, 2003, the Company acquired a controlling interest in Gamesworld Group Limited (“Gamesworld”), an Ireland-based electronic games retailer, for approximately $3,279. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of approximately $2,869, has been recorded as goodwill. The pro forma effect assuming the acquisition of Gamesworld at the beginning of fiscal 2002 and fiscal 2003 is not material.

12.	Repurchase of Equity Securities

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 39 weeks ended November 1, 2003, the Company repurchased 2,304 shares at an average share price of $15.19.

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

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of November 1, 2003, we operated 1,472 stores, in 49 states, Puerto Rico, Guam, and Ireland, primarily under the GameStop brand. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine in the United States.

      Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2 and in June 2001 Nintendo introduced Game Boy Advance. Microsoft introduced Xbox, and Nintendo introduced GameCube in November 2001. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. The retail prices for the PlayStation 2, the Xbox and the GameCube were reduced significantly in May 2002, which led to an increase in unit sales and sales of the related software and accessories during the 39 weeks ended November 2, 2002. Retail prices on the PlayStation 2 and Xbox were reduced minimally in May 2003 which again led to an increase in unit sales, but not to the extent of the increases caused by the price reductions in the prior year. We expect that sales of the software and accessories related to the PlayStation 2, the Xbox and the GameCube will continue to increase as the installed base of these platforms increases.

Results of Operations

      The following table sets forth statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.8	74.2	71.4	74.0

Gross profit	30.2	25.8	28.6	26.0
Selling, general and administrative expenses	22.3	18.2	22.3	19.9
Depreciation and amortization	2.4	2.0	2.2	2.0

Operating earnings	5.5	5.6	4.1	4.1
Interest expense, net	0.0	(0.1)	(0.1)	(0.1)

Earnings before income tax expense	5.5	5.7	4.2	4.2
Income tax expense	2.2	2.3	1.7	1.7

Net earnings	3.3%	3.4%	2.5%	2.5%

13 weeks ended November 1, 2003 compared with the 13 weeks ended November 2, 2002

      Sales increased by $39.3 million, or 13.7%, from $286.7 million in the 13 weeks ended November 2, 2002 to $326.0 million in the 13 weeks ended November 1, 2003. The increase in sales was primarily attributable to the additional sales resulting from 286 net new stores opened since November 2, 2002, which was partially offset by a 1.9% decrease in comparable store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales decrease for the third quarter of 2003 was expected after the October 2002 release of the best selling video game of all time (Grand Theft Auto: Vice City) led to a 30.3% increase in the comparable store sales in the third quarter of 2002.

      Cost of sales increased by $14.7 million, or 6.9%, from $212.9 million in the 13 weeks ended November 2, 2002 to $227.6 million in the 13 weeks ended November 1, 2003. Cost of sales as a percentage of sales decreased from 74.2% in the 13 weeks ended November 2, 2002 to 69.8% in the 13 weeks ended November 1, 2003. This decrease was primarily the result of the implementation of EITF 02-16 (see footnote 2 to the Consolidated Financial Statements) and the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and used video game products.

      Selling, general and administrative expenses increased by $20.9 million, or 40.2%, from $52.0 million in the 13 weeks ended November 2, 2002 to $72.9 million in the 13 weeks ended November 1, 2003. These increases were primarily attributable to the effect of implementing EITF 02-16 and to the increase in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 18.2% in the 13 weeks ended November 2, 2002 to 22.3% in the 13 weeks ended November 1, 2003. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the effect of implementing EITF 02-16 and the costs associated with opening 83 stores in the 13 weeks ended November 1, 2003 compared to opening 63 stores in the 13 weeks ended November 2, 2002.

      Depreciation and amortization expense increased from $5.9 million for the 13 weeks ended November 2, 2002 to $7.7 million in the 13 weeks ended November 1, 2003. This increase of $1.8 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

      Interest income resulting from the investment of excess cash balances decreased from $519,000 in the 13 weeks ended November 2, 2002 to $290,000 in the 13 weeks ended November 1, 2003 due to a decrease in the level of investments and the average yield on the investments. Interest expense increased by $89,000 from $139,000 in the 13 weeks ended November 2, 2002 to $228,000 in the 13 weeks ended November 1, 2003.

      Income tax expense increased from $6.6 million for the 13 weeks ended November 2, 2002 to $7.3 million in the 13 weeks ended November 1, 2003. Tax expense for the 13 weeks ended November 2, 2002 and the 13 weeks ended November 1, 2003 was based upon management’s estimate of the Company’s annualized effective tax rate.

      The factors described above led to an increase in operating earnings of $1.9 million, or 11.9%, from $16.0 million in the 13 weeks ended November 2, 2002 to $17.9 million in the 13 weeks ended November 1, 2003 and an increase in net earnings of $0.9 million, or 9.2%, from $9.8 million in the 13 weeks ended November 2, 2002 to $10.7 million in the 13 weeks ended November 1, 2003.

39 weeks ended November 1, 2003 compared with the 39 weeks ended November 2, 2002

      Sales increased by $121.1 million, or 14.5%, from $832.4 million in the 39 weeks ended November 2, 2002 to $953.5 million in the 39 weeks ended November 1, 2003. The increase in sales was primarily attributable to the additional sales resulting from 286 net new stores opened since November 2, 2002.

      Cost of sales increased by $64.6 million, or 10.5%, from $616.0 million in the 39 weeks ended November 2, 2002 to $680.6 million in the 39 weeks ended November 1, 2003. Cost of sales as a percentage of net sales decreased from 74.0% in the 39 weeks ended November 2, 2002 to 71.4% in the 39 weeks ended November 1, 2003. This decrease was primarily the result of the implementation of EITF 02-16 (see footnote 2 to the Consolidated Financial Statements) and the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and used video game products.

      Selling, general and administrative expenses increased by $47.5 million, or 28.8%, from $165.2 million in the 39 weeks ended November 2, 2002 to $212.7 million in the 39 weeks ended November 1, 2003. These increases were primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses and the effect of implementing EITF 02-16. Selling, general and administrative expenses as a percentage of sales increased from 19.9% in the 39 weeks ended November 2, 2002 to 22.3% in the 39 weeks ended November 1, 2003. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the effect of implementing EITF 02-16 and the costs associated with opening 257 stores in the 39 weeks ended November 1, 2003 compared to opening 163 stores in the 39 weeks ended November 2, 2002.

      Depreciation and amortization expense increased from $16.6 million for the 39 weeks ended November 2, 2002 to $20.8 million in the 39 weeks ended November 1, 2003. This increase of $4.2 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements.

      Interest income resulting from the investment of excess cash balances decreased from $1.5 million in the 39 weeks ended November 2, 2002 to $1.2 million in the 39 weeks ended November 1, 2003 due to a decrease in the level of investments and the average yield on the investments. Interest expense decreased by $0.7 million from $1.2 million in the 39 weeks ended November 2, 2002 to $0.5 million in the 39 weeks ended November 1, 2003. The decrease was attributable to the repayment of $250.0 million in debt in February 2002 using the proceeds of the Company’s February 2002 public offering and the contribution of the remaining $150.0 million in debt to paid-in-capital by Barnes & Noble.

      Income tax expense increased from $14.0 million for the 39 weeks ended November 2, 2002 to $16.2 million in the 39 weeks ended November 1, 2003. Tax expense for the 39 weeks ended November 2, 2002 and the 39 weeks ended November 1, 2003 was based upon management’s estimate of the Company’s annualized effective tax rate.

      The factors described above led to an increase in operating earnings of $4.8 million, or 13.9%, from $34.6 million in the 39 weeks ended November 2, 2002 to $39.4 million in the 39 weeks ended November 1, 2003 and an increase in net earnings of $3.1 million, or 14.9%, from $20.8 million in the 39 weeks ended November 2, 2002 to $23.9 million in the 39 weeks ended November 1, 2003.

Seasonality

      The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

      During the 39 weeks ended November 1, 2003 and November 2, 2002, cash used in operations was $50.2 million and $24.0 million, respectively. In the 39 weeks ended November 1, 2003, cash used in operations was primarily due to an increase in merchandise inventories of $146.1 million and an increase in prepaid taxes of $16.8 million, which were offset partially by net income of $23.9 million, depreciation and amortization of $20.8 million, and an increase in accounts payable and accrued liabilities of $66.0 million. In the 39 weeks ended November 2, 2002, cash used in operations was primarily due to an increase in merchandise inventories of $130.0 million, which was offset partially by net income of $20.8 million and depreciation and amortization of $16.6 million and an increase in accounts payable and accrued liabilities of $70.3 million. The increases in merchandise inventories and related accounts payable in both the 39 weeks ended November 1, 2003 and November 2, 2002 resulted from purchases of merchandise inventories in anticipation of fourth quarter seasonal activity.

      Cash used in investing activities was $55.3 million and $30.1 million during the 39 weeks ended November 1, 2003 and November 2, 2002, respectively. During the 39 weeks ended November 1, 2003 and November 2, 2002, we had capital expenditures of $51.7 million and $29.3 million, respectively, to open new stores, remodel existing stores, and invest in information systems. Future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 163 stores in the 39 weeks ended November 2, 2002 compared to 257 stores in the 39 weeks ended November 1, 2003 and expect to open between 40 and 50 stores in the remainder of fiscal 2003. Projected capital expenditures for fiscal 2003 are between $55.0 and $60.0 million, to be used primarily to fund new store openings.

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

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 39 weeks ended November 1, 2003, the Company repurchased 2,304,100 shares at an average share price of $15.19.

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

      (a) Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are the controls and procedures designed to provide reasonable assurances that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

      On May 29, 2003, former Store Manager Carlos Moreira (“Plaintiff”) filed a class action lawsuit against the Company and its wholly owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Plaintiff is seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at anytime between May 29, 1999 and the present. Plaintiff has alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Plaintiff is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. The matter is in the precertification stage, and the parties are in the middle of class discovery. The court has ordered the parties to mediation, which will take place on January 15, 2004. The class certification hearing is set for April 28, 2004. GameStop intends to vigorously defend this action. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

      In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.(3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.(3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.(3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent.(3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
10.14	Amendment to Revolving Credit Agreement, dated as of March 18, 2003.(5)
10.15	Amendment to Revolving Credit Agreement, dated as of June 3, 2003.(6)
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 3, 2003 filed with the Securities and Exchange Commission on June 13, 2003.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended August 2, 2003 filed with the Securities and Exchange Commission on September 12, 2003.

      (b) Reports on Form 8-K

      Form 8-K furnished on August 18, 2003 regarding a press release issued with earnings information for the quarter ended August 2, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ DAVID W. CARLSON

David W. Carlson
Executive Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: December 11, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.(3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.(3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.(3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent.(3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
10.14	Amendment to Revolving Credit Agreement, dated as of March 18, 2003.(5)
10.15	Amendment to Revolving Credit Agreement, dated as of June 3, 2003.(6)
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on October 15, 2001 (No. 333-68294).

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 3, 2003 filed with the Securities and Exchange Commission on June 13, 2003.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended August 2, 2003 filed with the Securities and Exchange Commission on September 12, 2003.