Form 10-K
period 2004-01-31
GAMESTOP CORP
filed 2004-04-14
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $277,762,620 based upon the closing market price of $13.53 per share of Class A Common Stock on the New York Stock Exchange as of August 1, 2003.

     Number of shares of $.001 par value Class A Common Stock outstanding as of March 15, 2004: 21,012,608

     Number of shares of $.001 par value Class B Common Stock outstanding as of March 15, 2004: 36,009,000

PART I

Item 1.     Business

General

      GameStop Corp. (“GameStop” or the “Company”) is the largest video game and PC entertainment software specialty retailer in the United States, based on the number of U.S. stores we operate and our total U.S. revenues. We carry one of the largest assortments of new and used video game hardware, video game software and accessories, PC entertainment software, and related products, including action figures, trading cards and strategy guides. As of January 31, 2004, we operated 1,514 stores in the United States, Puerto Rico, Ireland and Guam. We currently operate most of our stores under the GameStop name and are completing the rebranding of our remaining stores to the GameStop brand. We carry a constantly changing selection of more than 5,000 stock keeping units (“SKUs”) of electronic game merchandise in most stores. In addition, we operate a web site at www.gamestop.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine, with over 1,500,000 subscribers.

      Of our 1,514 stores, 982 stores are located in strip centers and 532 stores are located in shopping malls and other locations. Our strip center stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game hardware, video game software and accessories, which we refer to as video game products, and PC entertainment software. Our mall stores, which average approximately 1,200 square feet, carry primarily new video game products and PC entertainment software, as well as used video game products. Our used video game products provide a unique value proposition to our customers, and our purchasing of used video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which, in turn, increases sales.

      Our corporate office and distribution facilities are housed in a 250,000 square foot headquarters and distribution center in Grapevine, Texas. In March 2004, we purchased a new 420,000 square foot facility in Grapevine, Texas. We intend to relocate some of our distribution operations to this facility in fiscal 2004 (the 52 weeks ending January 29, 2005), and intend to relocate our headquarters and remaining distribution center operations to this facility in early 2005.

      Prior to February 12, 2002, we were a wholly-owned subsidiary of Barnes & Noble, Inc. (“Barnes & Noble”). On February 12, 2002, we completed an initial public offering of shares of our Class A common stock raising net proceeds of approximately $347.3 million. A portion of those proceeds was used to repay $250.0 million of our $400 million indebtedness to Barnes & Noble, with Barnes & Noble contributing the remaining $150.0 million of indebtedness to us as additional paid-in-capital. Of the balance of the proceeds (approximately $97.3 million), approximately $33.8 million was used for capital expenditures and the remainder was used for working capital and general corporate purposes. Currently, Barnes & Noble owns approximately 63.1% of the outstanding shares of our capital stock through its ownership of 100% of our Class B common stock, which represents 94.5% of the combined voting power of all classes of our voting stock.

Disclosure Regarding Forward-looking Statements

      This report on Form 10-K and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to successfully and efficiently transfer our headquarters and distribution center to our new facility; and

•	other factors described in this Form 10-K, including those set forth under the caption, “Business — Risk Factors.”

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

      Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and approximately five distributors. Our largest vendors are Nintendo of America, Inc., Electronic Arts, Inc. and Sony Computer Entertainment of America, Inc., which accounted for 14%, 14% and 12%, respectively, of our new product purchases in fiscal 2003 (the 52-week period ended January 31, 2004). If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

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

      Our business, like that of many specialty retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2003, we generated approximately 40% of our sales and approximately 62% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

Our results of operations may fluctuate from quarter to quarter, which could result in a lower price for our Class A common stock.

      Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include:

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

      Our growth strategy is largely dependent upon opening new stores and operating them profitably. We opened 300 stores in fiscal 2003 and expect to open approximately 300 to 330 new stores in fiscal 2004. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

•	the ability to identify new store locations, negotiate suitable leases and build out the stores in a timely and cost efficient manner;

•	the ability to hire and train skilled associates;

•	the ability to integrate new stores into our existing operations; and

•	the ability to increase sales at new store locations.

      Our growth will also depend on our ability to process increased merchandise volume resulting from new store openings through our inventory management systems and distribution facility in a timely manner. If we fail to manage new store openings in a timely and cost efficient manner, our growth may decrease.

If our management information systems fail to perform or are inadequate, our ability to manage our business could be disrupted.

      We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution center in Grapevine, Texas, as well as to communicate distribution information to the off-site third-party operated distribution centers with which we work. The third-party distribution centers pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. We use an inventory replenishment system to track sales and inventory. Our ability to rapidly process incoming shipments of new release titles and deliver them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week, to keep our stores in stock at optimum levels and to move inventory efficiently. If our inventory or management information systems fail to adequately perform these functions, our business could be adversely affected.

Our failure to successfully and efficiently transfer our headquarters and distribution center to our new facility could lower our sales and profitability.

      In March 2004, we purchased a new 420,000 square foot headquarters and distribution center in Grapevine, Texas. We intend to transfer our headquarters and distribution center operations to this facility by early 2005. If these transfers are not implemented efficiently, our sales and profitability may be adversely affected.

Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.

      The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart Stores, Inc., Target Corporation and Kmart Corporation; other video game and PC software specialty stores located in malls and other locations, including Electronics Boutique Holdings Corp.; toy retail chains, including Toys “R” Us, Inc. and KB Holdings, L.L.C. (“KB Toys”); mail-order businesses; catalogs; direct sales by software publishers; online retailers; and computer product and consumer electronics stores, including Best Buy Co., Inc. and Circuit City Stores, Inc. In addition, video games are available for rental from many video stores, some of whom, like Hollywood Entertainment Corp. and Blockbuster, Inc., have increased the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Some of our competitors in the electronic game industry have longer operating histories and may have greater financial resources than we do. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

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

      While it is currently not possible to download video game software onto existing video game platforms over the Internet, at some point in the future this technology may become available. A limited selection of PC entertainment software may currently be purchased for download over the Internet, and as technology advances, a broader selection of PC entertainment software may become available for purchase and download or playing on the Internet. If advances in technology continue to expand our customers’ ability to access software through these and other sources, our customers may no longer choose to purchase video games or PC entertainment software in our stores. As a result, our sales and earnings could decline.

If we fail to keep pace with changing industry technology, we will be at a competitive disadvantage.

      The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions and product obsolescence. These characteristics require us to respond quickly to technological changes and to understand their impact on our customers’ preferences. If we fail to keep pace with these changes, our business may suffer.

The terms of our credit facility could restrict our operational flexibility.

      We are subject to operational and financial covenants and other restrictions under our revolving credit facility. The covenants place restrictions on our ability to, among other things, incur more debt or create liens on our assets, merge or consolidate with others, make acquisitions and investments, dispose of assets, pay dividends and enter into transactions with affiliates. These covenants could limit our operational flexibility and restrict our ability to borrow additional funds, if necessary, to finance operations. In addition, our credit facility includes a number of covenants relating to financial ratios.

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

      Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers, R. Richard Fontaine, our Chairman of the Board and Chief Executive Officer, Daniel A. DeMatteo, our President and Chief Operating Officer and David W. Carlson, our Executive Vice President and Chief Financial Officer. We do not have employment contracts with any of our key personnel. The loss of services of any of our key personnel could have a negative impact on our business.

We may engage in acquisitions which could negatively impact our business if we fail to successfully complete and integrate them.

      To enhance our efforts to grow and compete, we may engage in acquisitions. Our plans to pursue future acquisitions are subject to our ability to negotiate favorable terms for these acquisitions. Accordingly, we cannot assure you that future acquisitions will be completed. In addition, to facilitate future acquisitions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Finally, if any acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected.

Legislative actions, higher director and officer insurance costs and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial condition and results of operations.

      In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the New York Stock Exchange listing standards and rules adopted by the Securities and Exchange Commission (the “SEC”), we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates they have incurred over the past year from other companies, and so our premiums for our directors’ and officers’ insurance policies are likely to increase. Changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

     Risks Related to our Relationship with Barnes & Noble

Barnes & Noble’s control of our company could increase the difficulty of our acquisition by another company, even if such acquisition would be beneficial.

      Barnes & Noble owns 100% of our outstanding Class B common stock, which represents 94.5% of the combined voting power of all classes of our voting stock. In addition, some of the members of our board of directors also serve as directors of Barnes & Noble. As a result, Barnes & Noble has control over us, the election of our board of directors and our management and policies. Barnes & Noble also has control over all matters requiring stockholder approval, including the amendment of certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our Class A common stock.

If Barnes & Noble distributes our shares of Class B common stock in a tax-free distribution, the Class A common stock may trade at a lower price than the Class B common stock.

      If Barnes & Noble distributes our Class B common stock to its stockholders in a tax-free distribution, we will have two separate classes of publicly traded common stock. Following a tax-free distribution of the Class B common stock, the Class B common stockholders will continue to exercise voting control over us. Barnes & Noble may qualify for a tax-free distribution of our Class B common stock as early as October 2004. This could result in less liquidity for either class of our common stock than if there were only one class of common stock and could result in the market price of our Class A common stock being lower than the market price of our Class B common stock.

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

      In addition, Leonard Riggio, one of our directors, is the Chairman of the Board and a principal stockholder of Barnes & Noble. As of March 1, 2004, Mr. Riggio beneficially owned approximately 20.3% of the outstanding common stock of Barnes & Noble. Mr. Riggio also currently has options to acquire approximately 7.3% of our outstanding common stock. As a result, Mr. Riggio may have substantial control over the management and affairs of our company.

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

A change of control of GameStop may result if Barnes & Noble defaults on its credit facility.

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

Industry Background

      According to NPD Group, Inc., a market research firm, the electronic game industry was an approximately $11.0 billion market in the United States in 2003. Of this $11.0 billion market, approximately $10.0 billion was attributable to video game products, excluding sales of used video game products, and approximately $1.0 billion was attributable to PC entertainment software.

      New Video Game Products. The Interactive Digital Software Association, or IDSA, estimates that 50% of all Americans, or approximately 145 million people, play video or computer games on a regular basis. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980s. The processing speed of video game hardware has increased from 8-bit speeds in the 1980s to 128-bit speeds in next-generation systems such as Sony PlayStation 2, launched in 2000, and Nintendo GameCube and Microsoft Xbox, which both launched in November 2001. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 32-bit Game Boy Advance SP, which was introduced in March 2003. Technological developments in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Next-Generation Systems Provide Multiple Capabilities Beyond Gaming. Many next-generation hardware platforms, including Sony PlayStation 2 and Microsoft Xbox, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, in 2002, both Sony PlayStation 2 and Microsoft Xbox introduced accessories which provide internet connectivity.

•	Backward Compatibility. Sony PlayStation 2 and Nintendo Game Boy Advance SP are both backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that backward compatibility may result in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms may be diminished.

•	Introduction of Next-Generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform. For example, when Sony PlayStation 2 was released in October 2000, approximately 30 game titles were available for sale. By January 2003, over 450 game titles for the Sony PlayStation 2 platform were available for sale. Currently, there are over 700 game titles for the Sony PlayStation 2 platform available for sale.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 34, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to IDSA, approximately 43% of all electronic game players are female. More adults are also playing video games as a portion of the population that played video games in their childhood continues to play and advance to the next-generation video game products. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

      Used Video Game Market. As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a growing used video game market has evolved in the United States. Based on reports published by NPD, we believe that, as of December 2003, the installed base of video game hardware systems in the United States, based on original sales, totaled over 165 million units, including approximately 22 million Sony PlayStation 2 units, 8 million Microsoft Xbox units, 7 million Nintendo GameCube units, 20 million Nintendo Game Boy Advance and Game Boy Advance SP units, 28 million Sony PlayStation units and over 80 million units of older hardware platforms such as Sega Dreamcast, Nintendo 64, Nintendo Game Boy and Game Boy Color, Sega Genesis and Super Nintendo systems. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal company estimates, we believe that the installed base of video game software units in the United States exceeds 625 million units.

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

      Offering the Largest Selection of Used Video Game Products. We are the nation’s leading provider and carry the broadest selection of used video game products for both current and previous generation platforms. We are one of the only retailers that provide video game software for previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade in and purchase used video game products offers our customers a unique value proposition unavailable at mass merchants, toy stores and consumer electronics retailers. We obtain most of our used video game products from trade-ins made in our stores by our customers. Used video game products generate significantly higher gross margins than new video game products.

      Building the GameStop Brand. We currently operate most of our stores under the GameStop name and are completing the rebranding of our remaining stores to the GameStop brand. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by the GameStop loyalty card and our web site. The GameStop loyalty card, which is obtained as a bonus with a paid subscription to our Game Informer magazine, offers customers discounts on selected merchandise in our stores. Our web site allows our customers to buy games on-line and to learn about the latest video game products and PC entertainment software and their availability in our stores.

      Providing a First-to-Market Distribution Network. We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market for new video game products and PC entertainment software. We strive to deliver popular new releases to selected stores within hours of release and to all of our stores by the next morning. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the largest specialty retailer of video game products and PC entertainment software in the United States, with a proven capability to distribute new releases to our customers quickly, we believe that we regularly receive a disproportionately large allocation of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assure our customers immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our web site prior to their release.

      Investing in our Information Systems and Distribution Capabilities. We employ sophisticated and fully-integrated inventory management, store-level point of sale and financial systems and a centralized state-of-the-art distribution facility. These systems enable us to maximize the efficiency of the flow of over 5,000 SKUs, improve store efficiency, optimize store in-stock positions and carry a broad selection of inventory. Our proprietary inventory management system enables us to maximize sales of new release titles and avoid markdowns as titles mature and utilizes electronic point-of-sale equipment that provides corporate headquarters with daily information regarding store-level sales and available inventory levels to automatically generate replenishment shipments to each store at least twice a week. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our systems enable each store to carry a merchandise assortment uniquely tailored to its own sales mix and customer needs. Our ability to react quickly to consumer purchasing trends has resulted in a target mix of inventory, reduced shipping and handling costs for overstocks and reduced our need to discount products.

Growth Strategy

      New Store Expansion. We intend to continue to open new strip center stores in our targeted markets and new mall stores in selected mall locations. We opened 210 new stores in fiscal 2002 and 300 new stores in fiscal 2003. We plan on opening approximately 300 to 330 new stores in fiscal 2004. Our primary growth vehicle will be the expansion of our strip center store base, which we believe could grow to over 2,000 stores in the United States. Our strategy is to open clusters of strip center stores in targeted major metropolitan markets. For example, we opened 38 new stores in the Dallas/ Fort Worth metropolitan area in the last three years and now operate a total of 67 stores in the Dallas/ Fort Worth area. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores.

      Increase Comparable Store Sales. We plan to increase our comparable store sales by capitalizing on the growth in the video game industry, expanding our sales of used video game products and increasing awareness of the GameStop name.

•	Capitalize on Growth in Demand. Our sales of video game software grew by approximately 41% in fiscal 2002 and by an additional 26% in fiscal 2003. In fiscal 2002 and fiscal 2003, our comparable store sales increased 11.4% and 0.8%, respectively, driven in large measure by the success of Sony PlayStation 2, which was launched in October 2000, Microsoft Xbox and Nintendo GameCube, which were both launched in November 2001 and Nintendo Game Boy Advance SP, which was launched in March 2003. Comparable store sales increased a modest 0.8% in fiscal 2003, as declining video game hardware price points offset a significant increase in video game software sales. During fiscal 2002 and fiscal 2003, we successfully capitalized on the growth in demand for video game software and accessories that followed the increases in the installed hardware base of these four video game platforms. Over the next few years, we expect to continue to capitalize on the increasing installed base for these platforms and the related growth in video game software and accessories sales.

•	Increase Sales of Used Video Game Products. We will continue to expand the selection and availability of used video game products in both our mall and strip center stores. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the continued growth of new platform technology to drive trade-ins of previous generation products, including Nintendo Game Boy Color, Nintendo 64 and Sony PlayStation, as well as next generation platforms, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. We intend to increase customer awareness of the benefits of shopping in our stores. In connection with our brand-building efforts, in fiscal 2003, we increased the amount of media advertising in targeted markets. In fiscal 2004, we plan to continue to increase media advertising, to expand our GameStop loyalty card program, to aggressively promote trade-ins of used video game products in our stores and to leverage our web site at www.gamestop.com.

Merchandise

      Our product offerings consist of new and used video game products, PC entertainment software, and related products, such as action figures, trading cards and strategy guides. We also market selected PC productivity and educational software titles. Our in-store inventory generally consists of a constantly changing selection of over 5,000 SKUs. We have a central buying group that negotiates terms, discounts and cooperative advertising allowances for all of our stores. We use customer requests and feedback, advance orders, industry magazines and product reviews to determine which new releases are expected to be hits. Call lists and advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release. We also carefully manage product pricing utilizing a tiered-pricing strategy that enables us to tailor pricing at our stores based on each store’s competitive environment.

      Video Game Software. We purchase new video game software directly from the leading manufacturers, including Sony, Microsoft and Nintendo, as well as over 50 third-party game publishers, such as Electronic Arts, THQ Inc. and Activision, Inc. We are one of the largest customers in the United States of video game titles sold by these publishers. We carry over 1,000 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/ Role Playing and Simulation.

      Used Video Game Products. We are the largest retailer of used video games in the United States. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, including new merchandise. We have the largest selection (over 3,000 SKUs) of used video game titles which have an average price of $16 as compared to $36 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate a refurbishment center where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

      Video Game Hardware. We offer the video game platforms of all major manufacturers, including Sony PlayStation 2 and PlayStation, Microsoft Xbox, Nintendo GameCube, Game Boy Advance and Game Boy Advance SP and Nokia NGage. We also offer extended service agreements on video game hardware. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

      PC Entertainment and Other Software. We purchase PC entertainment software from over 40 publishers, including Electronic Arts, Microsoft and Vivendi Universal. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/ Role Playing and Simulation. We also carry a limited assortment of educational, productivity and reference titles.

      Accessories and Other Products. Video game accessories consist primarily of controllers, memory cards and other add-ons. PC entertainment accessories consist primarily of video cards, joysticks and mice. We also carry strategy guides and magazines, as well as character-related merchandise, including action figures and trading cards. We carry over 750 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

      The following table sets forth sales mix, expressed as a percentage of net sales for the periods indicated:

	52 Weeks Ended	52 Weeks Ended
	January 31,	February 1,
	2004	2003

Video Games:*
Video Game Software	63%	58%
Video Game Hardware	16	19
Video Game Accessories	12	12
PC Software	6	7
PC Accessories and Other Products	3	4

*	Includes new and used merchandise.

Store Operations

      As of January 31, 2004, we operated 1,514 stores, primarily under the GameStop name. Each of our stores typically carries over 5,000 SKUs. We design our stores to provide an electronic gaming atmosphere with an engaging and visually-captivating layout. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

Store Formats

•	Strip Center Stores. Our strip center stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game products and PC entertainment software. As of January 31, 2004, we operated 982 strip center stores in the United States, Ireland and Puerto Rico. Our strip center stores are located in both high traffic “power strip centers” and local neighborhood strip centers, primarily in major metropolitan areas. These locations provide visibility, easy access and high frequency of visits. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

•	Mall-Based Stores. Our mall-based stores, which average approximately 1,200 square feet, carry primarily new video game products and PC entertainment software, as well as used video game products. As of January 31, 2004, we operated 532 mall stores in high traffic shopping malls in targeted locations throughout the United States, Puerto Rico and Guam.

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

      Locations. The table below sets forth the number of our stores located in each state, the District of Columbia, Ireland, Puerto Rico and Guam as of January 31, 2004:

Number
State	of Stores

Alabama	15
Alaska	3
Arizona	27
Arkansas	5
California	185
Colorado	23
Connecticut	20
Delaware	7
District of Columbia	1
Florida	68
Georgia	35
Guam	1
Hawaii	11
Idaho	2
Illinois	79
Indiana	19
Iowa	12
Ireland	16
Kansas	7
Kentucky	17
Louisiana	13
Maine	2
Maryland	43
Massachusetts	32
Michigan	60
Minnesota	30
Mississippi	7
Missouri	28
Montana	4
Nebraska	3
Nevada	17
New Hampshire	7
New Jersey	68
New Mexico	7
New York	83
North Carolina	24
North Dakota	5
Ohio	70
Oklahoma	12
Oregon	10
Pennsylvania	77

Number
State	of Stores

Puerto Rico	11
Rhode Island	5
South Carolina	13
South Dakota	3
Tennessee	20
Texas	176
Utah	17
Vermont	1
Virginia	46
Washington	38
West Virginia	9
Wisconsin	20

1,514

Game Informer

      We publish Game Informer, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. The magazine is sold through subscription and through displays in our stores. For its February 2004 issue, the magazine had more than 1,500,000 paid subscriptions. According to Advertising Age magazine, Game Informer had the largest increase in paid circulation among U.S. consumer magazines in 2003, with an increase in excess of 45%. Game Informer revenues are also generated through the sale of advertising space. In addition, we offer the GameStop loyalty card as a bonus with each paid subscription, providing our subscribers with a discount on selected merchandise.

E-Commerce

      We operate an electronic commerce web site at www.gamestop.com that allows our customers to buy video game products and other merchandise on-line. The site also offers customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. In 2003, we entered into an arrangement with Amazon.com, Inc. under which we are the exclusive specialty video game retailer listed on Amazon.com.

Advertising

      Our stores are primarily located in high traffic, high visibility areas of regional shopping malls and strip centers. Given the high foot traffic drawn past the stores themselves, we use in-store marketing efforts such as window displays and “coming soon” signs to attract customers, as well as to promote used video game products and subscriptions to our Game Informer magazine. Inside the stores, we feature selected products through the use of vendor displays, “coming soon” or preview videos, signs, catalogs, point-of-purchase materials and end-cap displays. These advertising efforts are designed to increase the initial sales of new titles upon their release. We receive cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers to promote their respective products. Generally, vendors agree to purchase advertising space in one of our advertising vehicles. Once we run the advertising, the vendor pays to us an agreed amount.

      As part of our brand-building efforts and targeted growth strategies, in fiscal 2002 and again in fiscal 2003, we expanded our newspaper advertising in certain targeted markets at certain key times of the year. In addition, we expanded our use of radio advertising in certain markets to promote store openings. We plan to continue these efforts in fiscal 2004.

Information Management

      Our operating strategy involves providing a broad merchandise selection to our customers as quickly and as cost-effectively as possible. We use our inventory management systems to maximize the efficiency of the flow of products to our stores, enhance store efficiency and optimize store in-stock and overall investment in inventory.

      Distribution. We operate a 210,000 square foot state-of-the-art distribution center in Grapevine, Texas. By operating with a centralized distribution facility, we effectively control and minimize inventory levels. A technologically-advanced conveyor system and flow-through racks control costs and improve speed of fulfillment. The technology used in the distribution center allows for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. In order to support our first-to-market distribution network, we utilize the services of eight off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles and deliver them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week. We have purchased a new 420,000 square foot headquarters and distribution center in Grapevine, Texas and we intend to move our distribution center operations to that facility by early 2005.

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

Field Management and Staff

      Our United States, Puerto Rico and Guam store operations are managed by a centrally located vice president of stores, three divisional vice presidents and 13 regional store operations directors. The regions are divided into 120 districts, each with a district manager covering an average of 12 stores. Our stores in Ireland are managed by the founders of Gamesworld Group Limited, in which we acquired a controlling interest in June 2003. Each store employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products, we provide our employees with targeted incentive programs to drive sales. We also provide our employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores. We also employ 13 regional loss prevention managers who assist the field in implementing security to prevent theft of our products.

      Our stores communicate with our corporate offices via daily e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We also sponsor an annual store managers’ conference, to which we invite all video game software publishers to attend, and operate an intense educational training program to provide our employees with information about the video game products that will be released by those publishers in the holiday season.

Customer Service

      Our store personnel provide value-added services to each customer, such as maintaining lists of regular customers, notifying each customer by phone when new titles are available, and reserving new releases for customers with a down payment to ensure product availability. In addition, our store personnel readily provide product reviews to ensure customers are making informed purchasing decisions and offer help-line numbers to increase a customer’s enjoyment of the product upon purchase.

Vendors

      We purchase substantially all of our new products from approximately 85 manufacturers and software publishers and approximately five distributors. Purchases from the top ten vendors accounted for approximately 69% of our new product purchases in fiscal 2003. Only Nintendo, Electronic Arts and Sony (which accounted for 14%, 14% and 12%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2003. We have established price protections and return privileges with our primary vendors in order to reduce the risk of inventory obsolescence. In addition, we have no purchase contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relations with our vendors.

Competition

      The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart, Target and Kmart; other video game and PC software specialty stores located in malls and other locations, including Electronics Boutique; toy retail chains, including Toys “R” Us and KB Toys; mail-order businesses; catalogs; direct sales by software publishers; online retailers; and computer product and consumer electronics stores, including Best Buy and Circuit City. In addition, video games are available for rental from many video stores, some of whom, like Hollywood Entertainment and Blockbuster, have increased the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

Seasonality

      Our business, like that of many specialty retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2003, we generated approximately 40% of our sales and approximately 62% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

Trademarks

      We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “Babbage’s” and “FuncoLand,” all of which have been registered by us with the United States Patent and Trademark Office. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Employees

      We have approximately 2,100 full-time salaried, 2,000 full-time hourly and between 9,000 and 14,000 part-time hourly employees depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of the electronic game industry. We believe that our relationship with our employees is excellent. None of our employees is represented by a labor union or is a member of a collective bargaining unit.

Available Information

      We make available on our website (http://www.gamestop.com), under “Investor Relations — SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. In addition, the Company’s Code of Standards, Ethics and Conduct is available on our website under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Company’s Investor Relations Department at GameStop Corp., 2250 William D. Tate Avenue, Grapevine, Texas 76051.

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

      The terms of the store leases for the 1,514 leased stores open as of January 31, 2004 expire as follows:

Number
Lease Terms to Expire During	of Stores

(12 Months ending on or about January 31)
Expired and in negotiations	183
2005	195
2006	217
2007	151
2008	249
2009 and later	519

1,514

      In addition to our stores, we lease a 250,000 square foot headquarters and distribution center in Grapevine, Texas. This lease expires on January 31, 2006.

      In March 2004, we purchased a 420,000 square foot facility in Grapevine, Texas. We will be relocating certain of our distribution operations to this facility in fiscal 2004 and will be relocating our headquarters and remaining distribution center operations to this facility in early 2005. Management believes this facility will support our long-term growth.

      We lease a 7,300 square foot office facility in Minneapolis, Minnesota which houses the operations of Game Informer magazine. This lease expires in February 2007.

      We lease a 15,000 square foot facility in Dublin, Ireland, which houses the corporate and distribution operations for the Company’s operations in Ireland. This lease expires in January 2013.

Item 3.	Legal Proceedings

      On May 29, 2003, former Store Manager Carlos Moreira (“Plaintiff”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles

County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Plaintiff is seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at anytime between May 29, 1999 and the present. Plaintiff has alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Plaintiff is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement in principle which, if approved by the court, would define the class of current and former salaried retail managers and would result in an immaterial cost to the Company. Management expects that the settlement and resolution of this case will take place in fiscal 2004.

      In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the 13 weeks ended January 31, 2004.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

      The Company’s Class A common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GME” on February 13, 2002. As such, there was no public trading market for the Company’s Class A common stock prior to that time. The Company’s Class B common stock is not publicly traded and is held entirely by Barnes & Noble.

      The following table sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE Composite Tape.

	Fiscal 2003

	High	Low

Fourth Quarter	$18.57	$14.30
Third Quarter	$18.92	$12.66
Second Quarter	$14.85	$11.55
First Quarter	$13.00	$7.59

	Fiscal 2002

	High	Low

Fourth Quarter	$20.24	$8.50
Third Quarter	$21.45	$14.90
Second Quarter	$24.21	$15.10
First Quarter (from February 13, 2002)	$21.20	$18.02

Approximate Number of Holders of Common Equity

      As of February 23, 2003, there were approximately 7,300 record holders of the Company’s $.001 par value per share Class A common stock. Barnes & Noble was the sole beneficial holder of the Company’s $.001 par value per share Class B common stock.

Dividends

      The Company has never declared or paid any dividends on its common stock. We may consider in the future the advisability of paying dividends. However, our payment of dividends is and will continue to be restricted by or subject to, among other limitations, the terms of the revolving credit facility we entered into in February 2002, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our board of directors deems relevant. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 39 weeks ended November 1, 2003, the Company repurchased 2,304,100 shares at an average share price of $15.19. No shares were repurchased during the 13 weeks ended January 31, 2004. The Company has $14,994,000 available for purchases under this repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

      Information for our equity compensation plans in effect as of January 31, 2004, is as follows:

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,307,000	$9.63	6,464,000
Equity compensation plans not approved by security holders	0	not applicable	0

Total	11,307,000	$9.63	6,464,000

      On March 2, 2004, an additional 1,591,650 options to purchase our Class A common stock were granted under the 2001 Incentive Plan at an exercise price of $18.57 per share. These options vest in equal increments over three years and expire on March 1, 2014.

Item 6.	Selected Consolidated Financial Data

      We completed our initial public offering on February 12, 2002. Before that date, we were a wholly-owned subsidiary of Barnes & Noble.

      The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 31, 2004, February 1, 2003, February 2, 2002 and January 29, 2000 consisted of 52 weeks and the fiscal year ended February 3, 2001 consisted of 53 weeks. The “Statement of Operations Data” for the fiscal years 2003, 2002 and 2001 and the “Balance Sheet Data” as of January 31, 2004 and February 1, 2003 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for the 39 weeks ended October 30, 1999, the 13 weeks ended January 29, 2000 and for the fiscal year ended February 3, 2001 and the

“Balance Sheet Data” as of February 2, 2002, February 3, 2001 and January 29, 2000 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

      Our wholly-owned subsidiary Babbage’s Etc. LLC (“Babbage’s”) began operations in November 1996. In October 1999, Babbage’s was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble. Because our financial statements subsequent to the acquisition by Barnes & Noble are not directly comparable to those prior to the acquisition, our audited financial statements for the period ended January 29, 2000, which are not included elsewhere in this Form 10-K, and the following table make a distinction between the “predecessor company” and the “successor company.” In June 2000, Barnes & Noble acquired Funco, Inc. (“Funco”) and thereafter, Babbage’s became a wholly-owned subsidiary of Funco. The acquisition of Funco has been accounted for under the purchase method of accounting. In December 2000, Funco changed its name to GameStop, Inc.

      Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

						Predecessor

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	13 Weeks	39 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	February 1,	February 2,	February 3,	January 29,	October 30,
	2004	2003	2002	2001	2000	1999

	(In thousands, except per share and operating data)
Statement of Operations Data:
Sales	$1,578,838	$1,352,791	$1,121,138	$756,697	$223,748	$329,392
Cost of sales	1,142,264	1,009,491	854,035	570,995	174,808	246,865

Gross profit	436,574	343,300	267,103	185,702	48,940	82,527
Selling, general and administrative expenses	303,243	233,676	202,719	157,891	30,019	68,112
Acquisition incentive bonuses	—	—	—	—	—	26,789
Depreciation and amortization	28,947	22,553	19,172	12,974	1,926	4,475
Amortization of goodwill	—	—	11,125	9,223	1,687	—

Operating earnings (loss)	104,384	87,071	34,087	5,614	15,308	(16,849)
Interest expense (income), net	(804)	(630)	19,452	23,411	3,123	972

Earnings (loss) before income taxes	105,188	87,701	14,635	(17,797)	12,185	(17,821)
Income tax expense (benefit)(1)	41,721	35,297	7,675	(5,836)	4,968	—
Pro forma income tax benefit(2)	—	—	—	—	—	(7,142)

Net earnings (loss)(3)	$63,467	$52,404	$6,960	$(11,961)	$7,217	$(10,679)

Net earnings (loss) per share — basic(3)	$1.13	$0.93	$0.19	$(0.33)	$0.20

Weighted average shares outstanding — basic	56,330	56,289	36,009	36,009	36,009

Net earnings (loss) per share — diluted(3)	$1.06	$0.87	$0.18	$(0.33)	$0.20

Weighted average shares outstanding — diluted	59,764	60,419	39,397	36,009	36,009

Other Financial Data:
Net earnings (loss) excluding the after-tax effect of goodwill amortization(4)	$63,467	$52,404	$15,373	$(5,212)	$8,295	$(10,679)
Net earnings (loss) per share excluding the after-tax effect of goodwill amortization — diluted(4)	$1.06	$0.87	$0.39	$(0.14)	$0.23

						Predecessor

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	13 Weeks	39 Weeks
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	February 1,	February 2,	February 3,	January 29,	October 30,
	2004	2003	2002	2001	2000	1999

	(In thousands, except per share and operating data)
Store Operating Data:
Stores open at the end of period	1,514	1,231	1,038	978	526
Comparable store sales increase (decrease)(5)	0.8%	11.4%	32.0%	(6.7)%
Inventory turnover	4.9	4.9	5.2	4.6
Balance Sheet Data:
Working capital (deficit)	$188,902	$174,482	$31,107	$(1,726)	$(28,849)	$(40,409)
Total assets	898,924	803,909	606,843	509,757	307,922	124,413
Total debt	—	—	399,623	385,148	203,613	—
Total liabilities	304,891	255,234	610,828	530,367	316,571	140,279
Stockholders’ equity (deficit)	594,033	548,675	(3,985)	(20,610)	(8,649)	(15,866)

(1)	Prior to October 30, 1999, when Babbage’s was acquired by Barnes & Noble, Babbage’s was not subject to federal and most state income taxes, and its earnings were taxed directly to its members. For the 39 weeks ended October 30, 1999, the financial statements include only a provision for state income taxes for those states in which Babbage’s was taxed as a “C” corporation. For ease of comparison, provisions for state income taxes are included in the pro forma income tax benefit, which is described in footnote (2). For periods after October 30, 1999, the financial statements reflect income tax expense (benefit) as if we were taxed as a “C” corporation on a stand-alone basis.

(2)	For the 39 weeks ended October 30, 1999, the pro forma income tax benefit reflects taxes as if we had been a “C” corporation in all jurisdictions and includes certain state income taxes in the amount of $100.

(3)	Net loss for the 39 weeks ended October 30, 1999 reflect pro forma taxes as described in footnote (2) above.

(4)	Net earnings (loss) excluding the after-tax effect of goodwill amortization is presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for or superior to, operating earnings, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. Note 6 of “Notes to Consolidated Financial Statements” of the Company presents a reconciliation of net earnings to net earnings (loss) excluding the after-tax effect of goodwill amortization.

(5)	Stores are included in our comparable store sales base beginning in the 13th month of operation. Comparable store sales for the fiscal year ended February 3, 2001 were computed using the first 52 weeks of the 53 week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this Form 10-K, including the factors disclosed under “Business — Risk Factors.”

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States, based on the number of U.S. retail stores we operate and our total U.S. revenues. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of January 31, 2004, we operated 1,514 stores, in 49 states, the District of Columbia, Ireland, Puerto Rico and Guam, primarily under the name GameStop. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine in the United States.

      Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 31, 2004, or “fiscal 2003”, February 1, 2003, or “fiscal 2002,” and February 2, 2002, or “fiscal 2001,” consisted of 52 weeks.

      Our wholly-owned subsidiary Babbage’s began operations in November 1996. In October 1999, Babbage’s was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble. In June 2000, Barnes & Noble acquired Funco and thereafter, Babbage’s became a wholly-owned subsidiary of Funco. In December 2000, Funco changed its name to GameStop, Inc.

      Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2 and in June 2001 Nintendo introduced Game Boy Advance. Microsoft introduced Xbox and Nintendo introduced GameCube in November 2001. Nintendo introduced the Game Boy Advance SP in March 2003. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. The retail prices for the PlayStation 2, the Xbox and the GameCube were reduced in May 2002, resulting in an increase in unit sales and sales of the related software and accessories from fiscal 2001 to fiscal 2002. The retail prices for the PlayStation 2 and the Xbox were reduced again, but to a much lesser extent, in May 2003, which again led to an increase in unit sales, but not to the extent of the increases caused by the price reductions in the prior year. In September 2003, Nintendo reduced the retail price of the GameCube, which resulted in a significant increase in unit sales and sales of the related software and accessories during the fourth quarter of 2003. We expect that the installed base of these hardware platforms and sales of related software and accessories will increase in the future.

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

      Property and Equipment. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases (generally ranging from three to ten years). Capitalized lease acquisition costs are being amortized over the average lease terms of the underlying leases. Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. No write-downs have been necessary through January 31, 2004.

      Goodwill. Goodwill, aggregating $340.0 million, was recorded in the acquisition of Funco and through the application of “push-down” accounting in accordance with SAB 54 in connection with the acquisition of Babbage’s by a subsidiary of Barnes & Noble. Goodwill in the amount of $2.9 million was recorded in the acquisition of Gamesworld Group Limited in June 2003. Goodwill represents the excess purchase price over tangible net assets acquired. Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead evaluate goodwill for impairment on at least an annual basis. In accordance with the requirements of SFAS 142, the Company completed the initial impairment test of the goodwill attributable to its reporting unit as of February 3, 2002, and concluded that none of its goodwill was impaired. As part of this analysis, the Company determined that it has one reporting unit based upon the similar economic characteristics of its operations. Fair value of this reporting unit was estimated using market capitalization methodologies. The Company also evaluates the goodwill of its reporting unit for impairment at least annually. The Company elected to perform its annual impairment test during the fourth quarter of both fiscal 2002 and fiscal 2003 and concluded that none of its goodwill was impaired. Note 6 of “Notes to Consolidated Financial Statements” of the Company provides additional information concerning goodwill. Prior to the adoption of the provisions of SFAS 142, the Company’s goodwill was amortized on a straight-line basis over a 30-year period. At February 2, 2002, accumulated amortization was $22.0 million.

Results of Operations

      The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	72.4	74.6	76.2

Gross profit	27.6	25.4	23.8
Selling, general and administrative expenses	19.2	17.3	18.1
Depreciation and amortization	1.8	1.7	1.7
Amortization of goodwill	0.0	0.0	1.0

Operating earnings	6.6	6.4	3.0
Interest expense, net	0.0	(0.1)	1.7

Earnings before income taxes	6.6	6.5	1.3
Income tax expense	2.6	2.6	0.7

Net earnings	4.0%	3.9%	0.6%

     Fiscal 2003 Compared to Fiscal 2002

      Sales increased by $226.0 million, or 16.7%, from $1,352.8 million in fiscal 2002 to $1,578.8 million in fiscal 2003. The increase in sales was primarily attributable to the additional sales resulting from 283 net new stores opened since February 1, 2003 and to a 0.8% increase in comparable store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. Comparable store sales increased a modest 0.8% as declining video game hardware price points offset a significant increase in video game software sales.

      Cost of sales increased by $132.8 million, or 13.2%, from $1,009.5 million in fiscal 2002 to $1,142.3 million in fiscal 2003. Cost of sales as a percentage of sales decreased from 74.6% in fiscal 2002 to 72.4% in fiscal 2003. This decrease was primarily the result of the implementation of EITF 02-16 (see footnote 2 to the Consolidated Financial Statements), requiring certain vendor allowances to be deducted from cost of sales, and the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and used video game products. The implementation of EITF 02-16 led to a decrease in cost of sales of $21.6 million, or 1.4% of sales.

      Selling, general and administrative expenses increased by $69.5 million, or 29.7%, from $233.7 million in fiscal 2002 to $303.2 million in fiscal 2003. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. In addition, implementing EITF 02-16 caused an increase of $26.8 million in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales increased from 17.3% in fiscal 2002 to 19.2% in fiscal 2003. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the effect of implementing EITF 02-16.

      Depreciation and amortization expense increased from $22.6 million in fiscal 2002 to $28.9 million in fiscal 2003. This increase of $6.3 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements during the fiscal year.

      Interest income resulting from the investment of excess cash balances decreased from $2.0 million in fiscal 2002 to $1.5 million in fiscal 2003 due to a decrease in the level of investments and the average yield on the investments. Interest expense decreased by $0.7 million, from $1.4 million in fiscal 2002 to $0.7 million in fiscal 2003. The decrease was attributable to the repayment of $250.0 million in debt in February 2002 using the proceeds of the Company’s February 2002 public offering and the contribution of the remaining $150.0 million in debt to paid-in-capital by Barnes & Noble.

      Income tax expense increased by $6.4 million, from $35.3 million in fiscal 2002 to $41.7 million in fiscal 2003. The Company’s effective tax rate decreased from 40.2% in fiscal 2002 to 39.7% in fiscal 2003 due primarily to tax-exempt interest income and state income tax credits, which are expected to recur. See Note 12 of “Notes to Consolidated Financial Statements” of the Company for additional information regarding income taxes.

      The factors described above led to an increase in operating earnings of $17.3 million, or 19.9%, from $87.1 million in fiscal 2002 to $104.4 million in fiscal 2003 and an increase in net earnings of $11.1 million, or 21.2%, from $52.4 million in fiscal 2002 to $63.5 million in fiscal 2003.

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

      Cost of sales increased by $155.5 million, or 18.2%, from $854.0 million in fiscal 2001 to $1,009.5 million in fiscal 2002. Cost of sales as a percentage of sales decreased from 76.2% in fiscal 2001 to 74.6% in fiscal 2002. This decrease was the result of the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and accessories and used video game products. Sales of new video game hardware generally increase as a percentage of sales in the first full year following the introduction of next generation platforms. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years.

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

      Income tax expense increased by $27.6 million, from $7.7 million in fiscal 2001 to $35.3 million in fiscal 2002. The Company’s effective tax rate decreased from 52.4% in fiscal 2001 to 40.2% in fiscal 2002 due to the elimination of the amortization of goodwill in accordance with SFAS 142. The amortization of goodwill associated with the Funco acquisition is not deductible for tax purposes and led to an increase in our effective tax rate in fiscal 2001 of 10.5% compared to fiscal 2002. See Note 12 of “Notes to Consolidated Financial Statements” of the Company for additional information regarding income taxes.

      The factors described above led to an increase in operating earnings of $53.0 million, or 155.4%, from $34.1 million in fiscal 2001 to $87.1 million in fiscal 2002 and an increase in net earnings of $45.4 million, or 648.6%, from $7.0 million in fiscal 2001 to $52.4 million in fiscal 2002.

Liquidity and Capital Resources

      Subsequent to our acquisition by Barnes & Noble in October 1999, and prior to our initial public offering on February 12, 2002, our operations were funded by cash flows from operations and advances from Barnes & Noble. Those advances were treated as an intercompany loan owed to Barnes & Noble by us. As of February 2, 2002, we were indebted to Barnes & Noble in the amount of $399.6 million.

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

      During fiscal 2003, cash provided by operations was $69.8 million, compared to cash provided by operations of $92.9 million in fiscal 2002. The decrease in cash provided by operations of $23.1 million from fiscal 2002 to fiscal 2003 was primarily due to the payment in fiscal 2003 of income taxes payable of $15.8 million outstanding as of the end of fiscal 2002 and the payment of income taxes estimated to be due for fiscal 2003. In addition, in fiscal 2003, the Company invested in merchandise inventories to support the overall growth of the Company and the anticipated store openings in early fiscal 2004. In fiscal 2003, cash provided by operations was primarily due to net income of $63.5 million, depreciation and amortization of $28.9 million and an increase in accounts payable of $40.0 million, which were offset partially by an increase in merchandise inventories of $59.8 million. In fiscal 2002, cash provided by operations was primarily due to net income of $52.4 million, depreciation and amortization of $22.6 million and an increase in accounts payable of $36.4 million, which were offset partially by an increase in merchandise inventories of $23.0 million.

      Cash used in investing activities was $66.6 million and $40.3 million during fiscal 2003 and fiscal 2002, respectively. During fiscal 2003 and 2002, we had capital expenditures of $63.0 million and $39.5 million, respectively, to open new stores, remodel existing stores, and invest in distribution and information systems. Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 300 stores in fiscal 2003 and expect to open between 300 and 330 stores in fiscal 2004. Projected capital expenditures for fiscal 2004 are approximately $85 million, to be used primarily to fund new store openings, acquire a new headquarters and distribution center and invest in distribution and information systems.

      The projected capital expenditures for fiscal 2004 of approximately $85 million include approximately $21 million to purchase, improve and equip the 420,000 square foot headquarters and distribution center facility in Grapevine, Texas which the Company acquired in March 2004. We expect that the total cost to purchase, improve and equip this facility will be approximately $29 million. The distribution systems in this facility are expected to be ready for testing in late 2004 and the facility is expected to be fully-operational in 2005 and all headquarters and distribution functions will be relocated at that time.

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During fiscal 2003, the Company repurchased 2,304,100 shares at an average share price of $15.19.

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

      Based on our current operating plans, we believe that available cash balances and cash generated from our operating activities will be sufficient to fund our operations, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Contractual Obligations

      The following table sets forth our contractual obligations as of January 31, 2004:

Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases	$272.3	$59.5	$94.0	$61.6	$57.2
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP	$—	$—	$—	$—	$—

Total	$272.3	$59.5	$94.0	$61.6	$57.2

      In addition to minimum rentals, the operating leases generally require the Company to pay all insurance, taxes and other maintenance costs and may provide for percentage rentals. Percentage rentals are based on sales performance in excess of specified minimums at various stores.

      As of January 31, 2004, we had no other commercial commitments such as standby letters of credit, guarantees, or standby repurchase obligations outstanding.

Off-Balance Sheet Arrangements

      As of January 31, 2004, the Company had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Impact of Inflation

      We do not believe that inflation has had a material effect on our net sales or results of operations.

Certain Relationships and Related Transactions

      The Company operates departments within ten bookstores operated by Barnes & Noble. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, these charges amounted to $1.0 million, $1.1 million and $1.1 million, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. During the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, these allocated charges amounted to $2.4 million, $1.7 million and $1.3 million, respectively.

      Prior to the completion of the Company’s initial public offering, the Company utilized the management and strategic advisory services of Leonard Riggio, the Chairman of Barnes & Noble, during the normal course of its operations. The annual compensation paid by Barnes & Noble to Leonard Riggio was allocated to the Company based upon the amount of time Mr. Riggio devoted to the Company as well as his duties and responsibilities. Management deemed the allocation methodology to be reasonable. During the 52 weeks ended February 2, 2002, this allocated compensation amounted to $0.3 million.

      In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9.5 million and was negotiated through an independent third party following an independent appraisal.

Recent Accounting Pronouncements

      There were no recent accounting pronouncements that had an effect on the Company.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

      See Item 15(a)(1) and (2) of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant(*)

Code of Ethics

      The Company has adopted a Code of Ethics that is applicable to the Company’s Chairman of the Board and Chief Executive Officer, President, Chief Financial Officer, Vice President-Finance and any Executive Vice President of the Company. This Code of Ethics is attached as Exhibit 14.1 to this Form 10-K.

      In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics on the Company’s website (www.gamestop.com) within five business days following such amendment or waiver.

Item 11.	Executive Compensation(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(*)

Item 13.	Certain Relationships and Related Transactions(*)

Item 14.	Principal Accountant Fees and Services(*)

(*)	The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2004 Annual Meeting of Stockholders of the Company, which is to filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this Form 10-K:

(1) Index and Consolidated Financial Statements

      The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements at page F-1 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this report on Form 10-K.

(2) Financial Statement Schedules required to be filed by Item 8 of this form:

      The following financial statement schedule for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

      For the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002:

			Charged to Other
	Balance at	Charged to	Accounts-	Write-offs	Balance at
	Beginning	Costs and	Accounts	Net of	End of
	of Period	Expenses	Payable	Recoveries	Period

	(In thousands)
Inventory Reserve, deducted from asset accounts
52 Weeks Ended January 31, 2004	$11,797	$12,901	$10,899	$23,323	$12,274
52 Weeks Ended February 1, 2003	10,400	14,071	10,214	22,888	11,797
52 Weeks Ended February 2, 2002	8,398	16,578	7,878	22,454	10,400

      All other schedules are omitted because they are not applicable.

      (b) Reports on Form 8-K

      On November 19, 2003, the Company furnished a Form 8-K pursuant to Items 7 and 12 of such form regarding a press release issued with earnings information for the quarter ended November 1, 2003.

      Subsequent to the end of fiscal 2003, the Company furnished Form 8-Ks pursuant to Items 7 and 12 of such form regarding press releases issued with earnings information for the fiscal quarter and fiscal year ended January 31, 2004.

      (c) Exhibits

      The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)

Exhibit
Number	Description

10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.(3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.(3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.(3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent.(3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
10.14	Amendment to Revolving Credit Agreement, dated as of March 18, 2003.(4)
10.15	Amendment to Revolving Credit Agreement, dated as of June 3, 2003.(5)
14.1	Code of Ethics for Senior Financial Officers.
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 3, 2003 filed with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended August 2, 2003 filed with the Securities and Exchange Commission on September 12, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ R. RICHARD FONTAINE ______________________________________ R. Richard Fontaine

Chairman of the Board and
Chief Executive Officer

Date: April 14, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ R. RICHARD FONTAINE R. Richard Fontaine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2004

/s/ DAVID W. CARLSON David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Accounting and Financial Officer)	April 14, 2004

/s/ DANIEL A. DEMATTEO Daniel A. DeMatteo	President and Chief Operating Officer and Director	April 14, 2004

/s/ MICHAEL N. ROSEN Michael N. Rosen	Secretary and Director	April 14, 2004

/s/ LEONARD RIGGIO Leonard Riggio	Director	April 14, 2004

/s/ STEPHANIE M. SHERN Stephanie M. Shern	Director	April 14, 2004

/s/ EDWARD A. VOLKWEIN Edward A. Volkwein	Director	April 14, 2004

/s/ GERALD R. SZCZEPANSKI Gerald R. Szczepanski	Director	April 14, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

GameStop Corp. Consolidated Financial Statements:
Report of Independent Certified Public Accountants	F-2
Consolidated Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of

GameStop Corp.
Grapevine, Texas

      We have audited the accompanying consolidated balance sheets of GameStop Corp. as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. as of January 31, 2004 and February 1, 2003 and the results of its operations and its cash flows for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective February 2, 2003, GameStop Corp. changed its method of accounting for consideration received from a vendor.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP

Dallas, Texas

March 12, 2004

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	January 31,	February 1,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$204,905	$232,030
Receivables, net	9,545	6,893
Merchandise inventories	223,526	161,369
Prepaid expenses and other current assets	14,340	10,127
Prepaid taxes	12,775	—
Deferred taxes	7,661	6,034

Total current assets	472,752	416,453

Property and equipment:
Leasehold improvements	57,259	39,927
Fixtures and equipment	131,556	84,726

	188,815	124,653
Less accumulated depreciation and amortization	84,784	56,259

Net property and equipment	104,031	68,394

Goodwill, net	320,826	317,957
Other noncurrent assets	1,315	1,105

Total other assets	322,141	319,062

Total assets	$898,924	$803,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$204,011	$160,378
Accrued liabilities	79,839	65,779
Accrued income taxes payable	—	15,814

Total current liabilities	283,850	241,971

Deferred taxes	17,731	10,391
Other long-term liabilities	3,310	2,872

	21,041	13,263

Total liabilities	304,891	255,234

Stockholders’ equity :
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 22,993 and 21,050 shares issued, respectively	23	21
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36
Additional paid-in-capital	510,597	493,998
Accumulated other comprehensive income	296	—
Retained earnings	118,087	54,620
Treasury stock, at cost, 2,304 and 0 shares, respectively	(35,006)	—

Total stockholders’ equity	594,033	548,675

Total liabilities and stockholders’ equity	$898,924	$803,909

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands, except per share data)
Sales	$1,578,838	$1,352,791	$1,121,138
Cost of sales	1,142,264	1,009,491	854,035

Gross profit	436,574	343,300	267,103
Selling, general and administrative expenses	303,243	233,676	202,719
Depreciation and amortization	28,947	22,553	19,172
Amortization of goodwill	—	—	11,125

Operating earnings	104,384	87,071	34,087
Interest income	(1,467)	(1,998)	(123)
Interest expense	663	1,368	19,575

Earnings before income tax expense	105,188	87,701	14,635
Income tax expense	41,721	35,297	7,675

Net earnings	$63,467	$52,404	$6,960

Net earnings per common share — basic	$1.13	$0.93	$0.19

Weighted average shares of common stock — basic	56,330	56,289	36,009

Net earnings per common share — diluted	$1.06	$0.87	$0.18

Weighted average shares of common stock — diluted	59,764	60,419	39,397

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
	Common Stock				Additional	Other	Retained
					Paid in	Comprehensive	Earnings	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	(Deficit)	Stock	Total

	(In thousands)
Balance at February 3, 2001	—	$—	36,009	$36	$(15,902)	$—	$(4,744)	$—	$(20,610)
Additional acquisition payments due to former owners	—	—	—	—	9,665	—	—	—	9,665
Net earnings for the 52 weeks ended February 2, 2002	—	—	—	—	—	—	6,960	—	6,960

Balance at February 2, 2002	—	—	36,009	36	(6,237)	—	2,216	—	(3,985)
Shares issued in public offering	20,764	21	—	—	347,318	—	—	—	347,339
Exercise of employee stock options (including tax benefit of $1,906)	286	—	—	—	2,917	—	—	—	2,917
Capital contribution from Barnes & Noble, Inc.	—	—	—	—	150,000	—	—	—	150,000
Net earnings for the 52 weeks ended February 1, 2003	—	—	—	—	—	—	52,404	—	52,404

Balance at February 1, 2003	21,050	21	36,009	36	493,998	—	54,620	—	548,675
Comprehensive income:
Net earnings for the 52 weeks ended January 31, 2004	—	—	—	—	—	—	63,467	—
Foreign currency translation	—	—	—	—	—	296	—	—
Total comprehensive income									63,763
Exercise of employee stock options (including tax benefit of $9,702)	1,943	2	—	—	16,599	—	—	—	16,601
Treasury stock acquired, 2,304 shares	—	—	—	—	—	—	—	(35,006)	(35,006)

Balance at January 31, 2004	22,993	$23	36,009	$36	$510,597	$296	$118,087	$(35,006)	$594,033

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings	$63,467	$52,404	$6,960
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	28,947	22,553	19,172
Amortization of goodwill	—	—	11,125
Amortization of loan cost	313	242	—
Deferred taxes	5,713	4,710	319
Tax benefit realized from exercise of stock options by employees	9,702	1,906	—
Loss on disposal of property and equipment	213	205	1,035
Increase in other long-term liabilities for scheduled rent increases in long-term leases	338	329	347
Minority interest	(298)	—	—
Changes in operating assets and liabilities, net
Receivables, net	(1,954)	(963)	(2,204)
Merchandise inventories	(59,811)	(23,018)	(29,498)
Prepaid expenses and other current assets	(4,111)	(1,872)	5,427
Prepaid taxes	(12,775)	—	—
Accounts payable, accrued liabilities and accrued income taxes payable	40,056	36,374	65,436

Net cash flows provided by operating activities	69,800	92,870	78,119

Cash flows from investing activities:
Purchase of property and equipment	(63,007)	(39,529)	(20,462)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash received	(3,027)	—	—
Net increase in other noncurrent assets	(522)	(788)	(23)

Net cash flows used in investing activities	(66,556)	(40,317)	(20,485)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	—	347,339	—
Issuance of shares relating to employee stock options	6,899	1,011	—
Repayment of debt due to Barnes & Noble, Inc.	—	(250,000)	—
Repayment of debt of Gamesworld Group Limited	(2,296)	—	—
Purchase of treasury shares through repurchase program	(35,006)	—	—
Net increase in other payable to Barnes & Noble, Inc.	—	377	14,475

Net cash flows (used in) provided by financing activities	(30,403)	98,727	14,475

Exchange rate effect on cash and cash equivalents	34	—	—

Net increase (decrease) in cash and cash equivalents	(27,125)	151,280	72,109
Cash and cash equivalents at beginning of period	232,030	80,750	8,641

Cash and cash equivalents at end of period	$204,905	$232,030	$80,750

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

      GameStop, which began operations within its wholly-owned subsidiary, Babbage’s Etc. LLC (“Babbage’s”) in November 1996, is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories primarily through its GameStop trade name, a web site (gamestop.com) and Game Informer magazine. The Company operates its business as a single segment. The Company’s stores, which totaled 1,514 at January 31, 2004, are located in major regional shopping malls and strip centers in 49 states, the District of Columbia, Ireland, Puerto Rico and Guam.

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

      Upon the effective date of the Offering, the Company’s Board of Directors approved the authorization of 5,000 shares of preferred stock, 300,000 shares of Class A common stock and 100,000 shares of Class B common stock. At the same time, the Company’s common stock outstanding was converted to 36,009 shares of Class B common stock. The consolidated financial statements and related net earnings per common share reflect the authorized number of shares as if the shares were authorized on February 4, 2001.

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

     Year-End

      The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2003 consisted of the 52 weeks ending on January 31, 2004. Fiscal 2002 consisted of the 52 weeks ending on February 1, 2003. Fiscal 2001 consisted of the 52 weeks ending on February 2, 2002.

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

     Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases (generally ranging from three to ten years). Capitalized lease acquisition costs are being amortized over the average lease terms of the underlying leases. Costs incurred in purchasing management information systems are capitalized and included in property and equipment; these costs are amortized over their estimated useful lives from the date the systems become operational.

      The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. No write-downs have been necessary through January 31, 2004.

     Goodwill

      Goodwill, aggregating $339,991, was recorded in the acquisition of Funco and through the application of “push-down” accounting in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 54 (“SAB 54”) in connection with the acquisition of Babbage’s by a subsidiary of Barnes & Noble. Goodwill in the amount of $2,869 was recorded in the acquisition of Gamesworld Group Limited in June 2003. Goodwill represents the excess purchase price over tangible net assets acquired.

      Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead evaluate goodwill for impairment on at least an annual basis.

      In accordance with the requirements of SFAS 142, the Company completed the initial impairment test of the goodwill attributable to its reporting unit as of February 3, 2002, and concluded that none of its goodwill was impaired. As part of this analysis, the Company determined that it has one reporting unit based upon the similar economic characteristics of its operations. Fair value of this reporting unit was estimated using market capitalization methodologies. The Company also evaluates the goodwill of its reporting unit for impairment at least annually, which the Company has elected to perform during the fourth quarter of each fiscal year. For fiscal 2003 and 2002, the Company determined that none of its goodwill was impaired. Note 6 provides additional information concerning goodwill.

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

     Advertising Expenses

      The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for newspapers and other media during the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, were $7,044, $4,258 and $838, respectively.

     Income Taxes

      Following the closing of the Offering, Barnes & Noble owned less than 80% of GameStop and, accordingly, is no longer permitted to consolidate GameStop’s operations for income tax purposes. Accordingly, the financial statements reflect income tax expense as if GameStop had filed separate income tax returns as a “C” corporation on a stand-alone basis. As a result, the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

      For the periods prior to the Offering, GameStop was included in the consolidated federal tax return of Barnes & Noble. The income tax provisions recorded in the financial statements for these periods flowed through the payable to Barnes & Noble.

     Foreign Currency Translation

      Gamestop has determined that the functional currency of its foreign subsidiary is the subsidiary’s local currency (the EURO). The assets and liabilities of the subsidiary are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Net Earnings Per Common Share

      Net earnings per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of the Company’s outstanding options.

      Diluted earnings per common share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Note 4 provides additional information regarding net earnings per common share.

     Stock Options

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. As permitted under Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” (“SFAS 148”) which amended SFAS 123, the Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Note 13 provides additional information regarding the Company’s stock option plan.

      The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation for the options granted under its plans:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands, except per share data)
Net earnings, as reported	$63,467	$52,404	$6,960
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects*	7,888	8,287	9,016

Pro forma net earnings (loss)	$55,579	$44,117	$(2,056)

Net earnings per common share — basic, as reported	$1.13	$0.93	$0.19

Net earnings (loss) per common share — basic, pro forma	$0.99	$0.78	$(0.06)

Net earnings per common share — diluted, as reported	$1.06	$0.87	$0.18

Net earnings (loss) per common share — diluted, pro forma	$0.93	$0.73	$(0.06)

*	Amounts include compensation expense associated with options to acquire approximately 350 shares of Barnes & Noble which were issued to GameStop employees in January 2000 pursuant to the Barnes & Noble stock option plan.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average fair value of the options granted during the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002 were estimated at $5.30, $8.08 and $2.75, respectively, using the Black-Scholes option pricing model with the following assumptions:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

Volatility	61.6%	61.9%	61.1%
Risk-free interest rate	3.19%	4.60%	4.97%
Expected life (years)	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%

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

     Recently Issued Accounting Pronouncements

      There were no recent accounting pronouncements that had an effect on the Company.

     Reclassifications

      Certain reclassifications have been made to conform the prior period data to the current year presentation.

2.     Effect of Accounting Change (Unaudited)

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. The change of our accounting for cooperative advertising arrangements and other vendor marketing programs resulted in a portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs as in prior years. The consideration serving as a reduction in inventory will be recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet.

      The impact of the new accounting method decreased our cost of sales for the 52 weeks ended January 31, 2004 by $21,569 and increased selling, general and administrative expenses by $26,779. The impact to cost of sales reflects the reclassification of the cooperative advertising credit, as well as $5,210 deferred as a reduction in inventory. Prior periods have not been restated. However, the following table presents the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002 on a pro forma basis as if EITF 02-16 had been implemented prior to the beginning of fiscal 2001:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands, except per share data)
Sales	$1,578,838	$1,352,791	$1,121,138
Cost of sales	1,138,596	984,530	833,748

Gross profit	440,242	368,261	287,390
Selling, general and administrative expenses	303,243	258,972	223,315
Depreciation and amortization	28,947	22,553	19,172
Amortization of goodwill	—	—	11,125

Operating earnings	108,052	86,736	33,778
Interest income	(1,467)	(1,998)	(123)
Interest expense	663	1,368	19,575

Earnings before income tax expense	108,856	87,366	14,326
Income tax expense	43,108	35,160	7,513

Net earnings	$65,748	$52,206	$6,813

Net earnings per common share — basic	$1.17	$0.93	$0.19

Weighted average shares of common stock — basic	56,330	56,289	36,009

Net earnings per common share — diluted	$1.10	$0.86	$0.17

Weighted average shares of common stock — diluted	59,764	60,419	39,397

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisitions

      On June 23, 2003, the Company acquired a controlling interest in Gamesworld Group Limited (“Gamesworld”), an Ireland-based electronic games retailer, for approximately $3,279. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of approximately $2,869, has been recorded as goodwill. The pro forma effect assuming the acquisition of Gamesworld at the beginning of fiscal 2001, fiscal 2002 and fiscal 2003 is not material.

4.     Computation of Net Earnings per Common Share

      A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands, except per share data)
Net earnings	$63,467	$52,404	$6,960

Weighted Common Shares Outstanding	56,330	56,289	36,009
Common Share Equivalents Related to Options and Warrants	3,434	4,130	3,388

Common Shares and Common Share Equivalents	59,764	60,419	39,397

Net Earnings per Common Share:
Basic	$1.13	$0.93	$0.19

Diluted	$1.06	$0.87	$0.18

      Options to purchase approximately 3,831 shares of common stock at exercise prices ranging from $18.00 to $21.25 per share were outstanding during a portion of fiscal 2003, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire through 2013.

5.     Receivables, Net

      Receivables represent primarily bankcard and other receivables as follows:

	January 31,	February 1,
	2004	2003

	(In thousands)
Bankcard receivables	$5,147	$4,461
Other receivables	4,787	2,673
Allowance for doubtful accounts	(389)	(241)

Total receivables, net	$9,545	$6,893

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Goodwill

      The Company adopted the transitional disclosures of SFAS 142 effective February 3, 2002 (see Note 1). The changes in the carrying amount of goodwill for the Company’s business segment for the 52 weeks ended January 31, 2004 and February 1, 2003 were as follows:

Goodwill

(In thousands)
Balance at February 2, 2002	$317,957
Amortization for the 52 weeks ended February 1, 2003	—

Balance at February 1, 2003	317,957
Addition for the acquisition of Gamesworld Group Limited	2,869
Amortization for the 52 weeks ended January 31, 2004	—

Balance at January 31, 2004	$320,826

      The effects of the adoption of SFAS 142 on the reported net earnings and net earnings per common share for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002 are as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands, except per share data)
Reported net earnings	$63,467	$52,404	$6,960
Add Back: Goodwill amortization, net of taxes	—	—	8,413

Net earnings, as adjusted	$63,467	$52,404	$15,373

Earnings per share — basic:
Reported net earnings	$1.13	$0.93	$0.19
Goodwill amortization, net of taxes	—	—	0.23

Adjusted net earnings	$1.13	$0.93	$0.42

Earnings per share — diluted:
Reported net earnings	$1.06	$0.87	$0.18
Goodwill amortization, net of taxes	—	—	0.21

Adjusted net earnings	$1.06	$0.87	$0.39

7.     Debt

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay dividends and requires the Company to maintain certain financial ratios. There have been no borrowings under the revolving credit facility.

8.     Comprehensive Income

      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands)
Net earnings	$63,467	$52,404	$6,960
Other comprehensive income:
Foreign currency translation adjustments	296	—	—

Total comprehensive income	$63,763	$52,404	$6,960

9.     Payable to Barnes & Noble

      On November 18, 1997, Barnes & Noble obtained an $850,000, five-year senior revolving credit facility (the “Revolving Credit Facility”) with a syndicate led by the Chase Manhattan Bank. Amounts available under the Revolving Credit Facility were used to fund the acquisitions of Funco and Babbage’s described in Note 1, and Barnes & Noble has allocated such debt to the Company and charged the Company interest of $825 and $19,575 relating to this debt for the 52 weeks ended February 1, 2003 and February 2, 2002, respectively. A portion of the net proceeds of the Offering was used to repay $250,000 of intercompany debt owed to Barnes & Noble. Additionally, upon the effective date of the Offering, Barnes & Noble made a capital contribution of the $150,000 remaining balance of the intercompany debt.

      In fiscal 2002, Barnes & Noble entered into a $500,000 three-year senior revolving credit facility with a syndicate of banks led by Fleet National Bank as administrative agent. This facility replaced the $850,000 facility led by Chase Manhattan Bank. The Company’s Class B common stock, which is owned entirely by Barnes & Noble, is pledged as collateral on the $500,000 facility.

10.     Leases

      The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for both minimum and percentage rentals and require the Company to pay all insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores.

      Approximate rental expenses under operating leases are as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands)
Minimum	$58,016	$47,316	$42,110
Percentage rentals	7,418	10,704	10,436

	$65,434	$58,020	$52,546

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 31, 2004 are approximately:

Year Ended	Amount

(In thousands)
January 2005	$59,455
January 2006	50,970
January 2007	43,018
January 2008	35,946
January 2009	25,694
Thereafter	57,188

$272,271

11.     Litigation

      On May 29, 2003, former Store Manager Carlos Moreira (“Plaintiff”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Plaintiff is seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at anytime between May 29, 1999 and the present. Plaintiff has alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Plaintiff is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement in principle which, if approved by the court, would define the class of current and former salaried retail managers and would result in an immaterial cost to the Company. Management expects that the settlement and resolution of this case will take place in fiscal 2004.

      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Income Taxes

      The provision for income tax consisted of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands)
Current tax expense (benefit):
Federal	$21,671	$22,945	$5,892
State	4,733	5,736	1,464
Foreign	(98)	—	—

	26,306	28,681	7,356

Deferred tax expense (benefit):
Federal	4,690	3,768	256
State	1,023	942	63

	5,713	4,710	319

Charge in lieu of income taxes, relating to the tax effect of stock option tax deduction	9,702	1,906	—

Total income tax expense	$41,721	$35,297	$7,675

      The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	4.6	5.2	6.8
Non-deductible goodwill amortization	0.0	0.0	10.5
Foreign income taxes	(0.1)	0.0	0.0
Other (including permanent differences)	0.2	0.0	0.1

	39.7%	40.2%	52.4%

      Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

	January 31,	February 1,
	2004	2003

	(In thousands)
Deferred tax asset:
Allowance for doubtful accounts	$62	$102
Inventory capitalization costs	1,694	1,064
Inventory obsolescence reserve	4,200	3,251
Accrued liabilities	273	878
Gift certificate liability	1,912	536
Deferred rents	1,353	1,209
Accrued state taxes	(480)	404

Total deferred tax benefits	9,014	7,444

Deferred tax liabilities:
Goodwill	(15,814)	(10,521)
Translation adjustment	(200)	—
Fixed assets	(4,170)	(1,614)
Accrued state taxes	1,100	334

Total deferred tax liabilities	(19,084)	(11,801)

Net	$(10,070)	$(4,357)

Financial statements:
Current deferred tax assets	$7,661	$6,034

Non-current deferred tax liabilities	$(17,731)	$(10,391)

13.     Stock Option Plan

      Effective August 2001, Barnes & Noble approved the 2001 Incentive Plan of GameStop Corp. The 2001 Incentive Plan assumed (by the issuance of replacement options) all stock options outstanding as of the effective date under the 2000 Incentive Plan of GameStop, Inc. under the same terms.

      Effective September 13, 2000, Barnes & Noble approved the 2000 Incentive Plan of GameStop, Inc. (together with the 2001 Incentive Plan of Gamestop Corp, the “Option Plans”). The Option Plans, as amended, provide a maximum aggregate amount of 20,000 shares of common stock with respect to which options may be granted and provide for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase common shares generally are issued at fair market value on the date of grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 12, 2002, the Company granted 4,500 options to its employees at an exercise price of $18.00 per share (the per share offering price).

      A summary of the status of the Company’s stock options is presented below:

		Weighted-Average
	Shares	Exercise Price

	(Thousands
	of shares)
Balance, February 3, 2001	4,470	$3.53
Granted	4,500	$4.51
Exercised	—	$—
Forfeited	(159)	$3.53

Balance, February 2, 2002	8,811	$4.03
Granted	4,545	$18.02
Exercised	(287)	$3.53
Forfeited	(309)	$12.10

Balance, February 1, 2003	12,760	$8.83

Granted	1,119	$12.19
Exercised	(1,943)	$3.55
Forfeited	(629)	$16.55

Balance, January 31, 2004	11,307	$9.63

      The following table summarizes information as of January 31, 2004 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Contractual	Exercisable	Exercise
Range of Exercise Prices	(000s)	Life	Price	(000s)	Price

$ 3.53 – $ 4.51	6,436	7.21	$4.21	6,436	$4.21
$11.80 – $12.71	925	9.17	$11.90	—	$11.90
$15.25 – $16.48	115	9.60	$15.41	5	$15.41
$18.00 – $21.25	3,831	8.31	$18.03	1,355	$18.03

$ 3.53 – $21.25	11,307	7.68	$9.63	7,796	$6.62

      During the 13 weeks ended January 29, 2000, options to acquire approximately 350 shares of Barnes & Noble were issued to GameStop employees pursuant to the Barnes & Noble stock option plan. Such grants were made at the fair market value of Barnes & Noble common stock at the date of grant.

14.     Employees’ Defined Contribution Plan

      The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation invested on a pre-tax basis, at their option. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, were $849, $715 and $660, respectively.

15.     Certain Relationships and Related Transactions

      The Company operates departments within ten bookstores operated by Barnes & Noble. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, these charges amounted to $974, $1,103 and $1,098, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. During the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002, these allocated charges amounted to $2,363, $1,726 and $1,291, respectively.

      Prior to the completion of the Offering, the Company utilized the management and strategic advisory services of Leonard Riggio, the Chairman of Barnes & Noble, during the normal course of its operations. The annual compensation paid by Barnes & Noble to Leonard Riggio was allocated to the Company based upon the amount of time Mr. Riggio devoted to the Company as well as his duties and responsibilities. Management deemed the allocation methodology to be reasonable. During the 52 weeks ended February 2, 2002, this allocated compensation amounted to $325.

      In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9,500 and was negotiated through an independent third party following an independent appraisal.

16.     Supplemental Cash Flow Information

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands)
Cash paid during the period for:
Interest	$308	$47,236	$—

Income taxes	56,555	14,641	—

Subsidiaries acquired:
Goodwill	2,869	—	$9,665
Accrual of additional acquisition payments due to former owners	—	—	(9,665)
Cash received in acquisition	252	—	—
Net assets acquired (or liabilities assumed)	158	—	—

Cash paid	$3,279	$—	$—

Non-cash financing activity:
Barnes & Noble capital contribution	$—	$150,000	$—

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Repurchase of Equity Securities

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 52 weeks ended January 31, 2004, the Company repurchased 2,304 shares at an average share price of $15.19.

18.     Subsequent Events

      In March 2004, the Company purchased a 420 square foot facility in Grapevine, Texas. The Company will be relocating certain of our distribution operations to this facility in fiscal 2004 and will be relocating our headquarters and remaining distribution center operations to this facility in early 2005. The Company expects that the total cost to purchase, improve and equip this facility will be approximately $29,000. Management believes this facility will support our long-term growth.

19.     Unaudited Quarterly Financial Information

      The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 31, 2004 and February 1, 2003. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 31, 2004				Fiscal Year Ended February 1, 2003

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands)
Sales	$321,741	$305,674	$326,042	$625,381	$271,405	$274,262	$286,728	$520,396
Gross profit	85,441	88,983	98,474	163,676	69,091	73,445	73,845	126,919
Operating earnings	10,689	10,849	17,891	64,955	8,714	9,863	15,982	52,512
Net earnings	6,611	6,606	10,693	39,557	4,914	6,118	9,785	31,587
Net earnings per common share — basic	0.12	0.12	0.19	0.71	0.09	0.11	0.17	0.55
Net earnings per common share — diluted	0.11	0.11	0.18	0.67	0.08	0.10	0.16	0.52

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Revolving Credit Agreement, dated as of February 19, 2002, among GameStop Corp., Fleet National Bank, as Administrative Agent, the Banks party thereto and Fleet Securities, Inc., as Arranger.(3)
10.10	Security Agreement, dated as of February 19, 2002, by GameStop Corp. in favor of Fleet National Bank, as secured party and as Administrative Agent.(3)
10.11	Subsidiary Guaranty, dated as of February 19, 2002, by and among GameStop, Inc., Babbage’s Etc. LLC, Sunrise Publications, Inc. and GameStop.com, Inc. and Fleet National Bank, as Administrative Agent.(3)
10.12	Securities Collateral Pledge Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as Administrative Agent.(3)
10.13	Patent and Trademark Securities Agreement, dated as of February 19, 2002, between GameStop Corp. and Fleet National Bank, as secured party and as Administrative Agent.(3)
10.14	Amendment to Revolving Credit Agreement, dated as of March 18, 2003.(4)
10.15	Amendment to Revolving Credit Agreement, dated as of June 3, 2003.(5)
14.1	Code of Ethics for Senior Financial Officers.
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 4, 2002 filed with the Securities and Exchange Commission on June 13, 2002.

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended May 3, 2003 filed with the Securities and Exchange Commission on June 13, 2003.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended August 2, 2003 filed with the Securities and Exchange Commission on September 12, 2003.