Form 10-Q
period 2004-05-01
GAMESTOP CORP
filed 2004-06-10
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2004

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

     Number of shares of $.001 par value Class A Common Stock outstanding as of May 28, 2004: 21,045,878

      Number of shares of $.001 par value Class B Common Stock outstanding as of May 28, 2004: 36,009,000

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	May 1,	May 3,	January 31,
	2004	2003	2004

	(Unaudited)	(Unaudited)

	(In thousands, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$167,093	$174,477	$204,905
Receivables, net	6,101	5,195	9,545
Merchandise inventories	194,566	156,194	223,526
Prepaid expenses and other current assets	13,379	10,508	14,340
Prepaid taxes	9,310	—	12,775
Deferred taxes	7,661	6,034	7,661

Total current assets	398,110	352,408	472,752

Property and equipment:
Land	2,000	—	—
Buildings and leasehold improvements	71,320	43,513	57,259
Fixtures and equipment	138,486	92,087	131,556

	211,806	135,600	188,815
Less accumulated depreciation and amortization	91,961	62,272	84,784

Net property and equipment	119,845	73,328	104,031

Goodwill, net	320,826	317,957	320,826
Other noncurrent assets	1,277	1,128	1,315

Total other assets	322,103	319,085	322,141

Total assets	$840,058	$744,821	$898,924

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$134,084	$112,186	$204,011
Accrued liabilities	78,467	68,498	79,839

Total current liabilities	212,551	180,684	283,850

Deferred taxes	17,625	5,591	17,731
Other long-term liabilities	3,269	2,954	3,310

	20,894	8,545	21,041

Total liabilities	233,445	189,229	304,891

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 23,469, 21,102 and 22,993 shares issued, respectively	23	21	23
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36	36
Additional paid-in-capital	516,676	494,346	510,597
Accumulated other comprehensive income	119	—	296
Retained earnings	124,765	61,231	118,087
Treasury Stock, at cost, 2,304, 4 and 2,304 shares, respectively	(35,006)	(42)	(35,006)

Total stockholders’ equity	606,613	555,592	594,033

Total liabilities and stockholders’ equity	$840,058	$744,821	$898,924

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

	(In thousands, except
	per share data)
	(Unaudited)
Sales	$371,736	$321,741
Cost of sales	266,196	236,300

Gross profit	105,540	85,441
Selling, general and administrative expenses	86,626	68,535
Depreciation and amortization	8,144	6,217

Operating earnings	10,770	10,689
Interest income	(327)	(525)
Interest expense	174	146

Earnings before income tax expense	10,923	11,068
Income tax expense	4,245	4,457

Net earnings	$6,678	$6,611

Net earnings per common share — basic	$0.12	$0.12

Weighted average shares of common stock — basic	56,990	57,083

Net earnings per common share — diluted	$0.11	$0.11

Weighted average shares of common stock — diluted	60,130	60,236

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Stock	Total

	(In thousands)

	(Unaudited)
Balance at January 31, 2004	22,993	$23	36,009	$36	$510,597	$296	$118,087	$(35,006)	$594,033
Comprehensive income:
Net earnings for the 13 weeks ended May 1, 2004	—	—	—	—	—	—	6,678	—
Foreign currency translation	—	—	—	—	—	(177)	—	—
Total comprehensive income									6,501
Exercise of employee stock options (including tax benefit of $1,603)	476	—	—	—	6,079	—	—	—	6,079

Balance at May 1, 2004	23,469	$23	36,009	$36	$516,676	$119	$124,765	$(35,006)	$606,613

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks	13 Weeks
	Ended	Ended
	May 1,	May 3,
	2004	2003

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net earnings	$6,678	$6,611
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	8,144	6,217
Amortization of loan cost	78	67
Tax benefit realized from exercise of stock options by employees	1,603	166
Deferred taxes	(106)	—
Loss on disposal of property and equipment	134	66
Increase in other long-term liabilities for scheduled rent increases in long-term leases	54	82
Minority interest	(96)	—
Changes in operating assets and liabilities, net
Receivables, net	3,423	1,698
Merchandise inventories	28,808	5,175
Prepaid expenses and other current assets	971	(381)
Prepaid taxes	3,457	—
Accounts payable, accrued liabilities and accrued income taxes payable	(71,126)	(66,087)

Net cash flows used in operating activities	(17,978)	(46,386)

Cash flows from investing activities:
Purchase of property and equipment	(24,207)	(11,217)
Net increase in other noncurrent assets	(41)	(90)

Net cash flows used in investing activities	(24,248)	(11,307)

Cash flows from financing activities:
Issuance of shares relating to employee stock options	4,476	182
Purchase of treasury shares through repurchase program	—	(42)

Net cash flows provided by financing activities	4,476	140

Exchange rate effect on cash and cash equivalents	(62)	—

Net decrease in cash and cash equivalents	(37,812)	(57,553)
Cash and cash equivalents at beginning of period	204,905	232,030

Cash and cash equivalents at end of period	$167,093	$174,477

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

      The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

      Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 1, 2004 are not indicative of the results to be expected for the 52 weeks ending January 29, 2005.

2.	Accounting for Stock-Based Compensation

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the options granted under its plans:

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

	(In thousands, except
	per share data)
Net earnings, as reported	$6,678	$6,611
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects*	2,083	2,100

Pro forma net earnings	$4,595	$4,511

Net earnings per common share — basic, as reported	$0.12	$0.12

Net earnings per common share — basic, pro forma	$0.08	$0.08

Net earnings per common share — diluted, as reported	$0.11	$0.11

Net earnings per common share — diluted, pro forma	$0.08	$0.07

*	Amounts include compensation expense associated with options to acquire approximately 350 shares of Barnes & Noble, Inc. (“Barnes & Noble”) which were issued to GameStop employees in January 2000 pursuant to the Barnes & Noble 1996 Incentive Plan.

      The weighted-average fair value of the options granted during the 13 weeks ended May 1, 2004 and May 3, 2003 were estimated at $7.94 and $5.15, respectively, using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

Volatility	60.2%	61.8%
Risk-free interest rate	3.3%	3.2%
Expected life (years)	6.0	6.0
Expected dividend yield	0%	0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Computation of Net Earnings Per Common Share

      A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

	(In thousands, except per
	share data)
Net earnings	$6,678	$6,611

Weighted average common shares outstanding	56,990	57,083
Common share equivalents related to options and warrants	3,140	3,153

Common shares and common share equivalents	60,130	60,236

Net earnings per common share:
Basic	$0.12	$0.12

Diluted	$0.11	$0.11

      Options to purchase approximately 4,790 shares of common stock at exercise prices ranging from $18.00 to $21.25 per share were outstanding during the 13 weeks ended May 1, 2004, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire at various times through 2014.

4.	Debt

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

5.	Comprehensive Income

      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

	(In thousands)
Net earnings	$6,678	$6,611
Other comprehensive income (loss):
Foreign currency translation adjustments	(177)	—

Total comprehensive income	$6,501	$6,611

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

      The tax provisions for the 13 weeks ended May 1, 2004 and May 3, 2003 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $200 and $236 for the 13 weeks ended May 1, 2004 and May 3, 2003, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. These charges amounted to $670 and $530 for the 13 weeks ended May 1, 2004 and May 3, 2003, respectively.

      In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9,500 and was negotiated through an independent third party following an independent appraisal.

8.	Legal Proceedings

      On May 29, 2003, former Store Manager Carlos Moreira (“Plaintiff”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Plaintiff is seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and the present. Plaintiff has alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Plaintiff is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement in principle which, if approved by the court, would define the class of current and former salaried retail managers and would result in a cost to the Company of approximately $2,750. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. Management expects that the settlement and resolution of this case will take place in fiscal 2004.

      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

9.	Supplemental Cash Flow Information

	13 Weeks	13 Weeks
	Ended	Ended
	May 1,	May 3,
	2004	2003

Cash paid during the period for:
Interest	$70	$69

Income taxes	$340	$23,282

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Acquisitions

      On June 23, 2003, the Company acquired a controlling interest in Gamesworld Group Limited (“Gamesworld”), an Ireland-based electronic games retailer, for approximately $3,279. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of approximately $2,869, has been recorded as goodwill. The pro forma effect assuming the acquisition of Gamesworld at the beginning of fiscal 2003 is not material.

11.	Repurchase of Equity Securities

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 13 weeks ended May 3, 2003, the Company repurchased 4 shares at an average share price of $11.93. There were no shares repurchased during the 13 weeks ended May 1, 2004. From the inception of this repurchase program through May 1, 2004, the Company repurchased 2,304 shares at an average share price of $15.19, totaling $35,006, and, as of May 1, 2004, had $14,994 remaining available for purchases under this repurchase program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004 (the “Form 10-K”).

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States, based on the number of U.S. retail stores we operate and our total U.S. revenues. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of May 1, 2004, we operated 1,603 stores, in 49 states, the District of Columbia, Ireland, Puerto Rico and Guam, primarily under the name GameStop. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States.

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

Results of Operations

      The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	71.6	73.5

Gross profit	28.4	26.5
Selling, general and administrative expenses	23.3	21.3
Depreciation and amortization	2.2	1.9

Operating earnings	2.9	3.3
Interest expense, net	0.0	(0.1)

Earnings before income tax expense	2.9	3.4
Income tax expense	1.1	1.3

Net earnings	1.8%	2.1%

     13 Weeks Ended May 1, 2004 Compared with the 13 Weeks Ended May 3, 2003

      Sales increased by $50.0 million, or 15.5%, from $321.7 million in the 13 weeks ended May 3, 2003 to $371.7 million in the 13 weeks ended May 1, 2004. The increase in sales was primarily attributable to the additional sales resulting from 294 net new stores opened since May 3, 2003, which was partially offset by a 1.8% decrease in comparable store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales decrease for the first quarter of 2004 was due to weaker than expected video game hardware sales, as customers appeared to delay hardware purchases until an expected price cut on Sony’s PlayStation 2 occurred in mid-May.

      Cost of sales increased by $29.9 million, or 12.7%, from $236.3 million in the 13 weeks ended May 3, 2003 to $266.2 million in the 13 weeks ended May 1, 2004. Cost of sales as a percentage of sales decreased from 73.5% in the 13 weeks ended May 3, 2003 to 71.6% in the 13 weeks ended May 1, 2004. This decrease was primarily the result of the shift in sales mix from lower margin video game hardware to higher margin video game software and used video game products.

      Selling, general and administrative expenses increased by $18.1 million, or 26.4%, from $68.5 million in the 13 weeks ended May 3, 2003 to $86.6 million in the 13 weeks ended May 1, 2004. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses, and the $2.8 million provision for the proposed California labor litigation settlement. Selling, general and administrative expenses as a percentage of sales increased from 21.3% in the 13 weeks ended May 3, 2003 to 23.3% in the 13 weeks ended May 1, 2004. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with opening 103 stores in the 13 weeks ended May 1, 2004, compared to opening 86 stores in the 13 weeks ended May 3, 2003, and due to the provision for the proposed California labor litigation settlement.

      Depreciation and amortization expense increased from $6.2 million for the 13 weeks ended May 3, 2003 to $8.1 million in the 13 weeks ended May 1, 2004. This increase of $1.9 million was due to the capital expenditures for new stores and management information systems.

      Interest income resulting from the investment of excess cash balances decreased from $0.5 million in the 13 weeks ended May 3, 2003 to $0.3 million in the 13 weeks ended May 1, 2004 due to a decrease in the level of investments and the average yield on the investments. Interest expense increased from $0.1 million in the 13 weeks ended May 3, 2003 to $0.2 million in the 13 weeks ended May 1, 2004.

      Tax expense for the 13 weeks ended May 3, 2003 and the 13 weeks ended May 1, 2004 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2003 (the 52 weeks ended January 31, 2004) to fiscal 2004 (the 52 weeks ending January 29, 2005) due to corporate restructuring. Income tax expense decreased from $4.5 million for the 13 weeks ended May 3, 2003 to $4.2 million in the 13 weeks ended May 1, 2004.

      The factors described above led to an increase in operating earnings of $0.1 million, or 0.9%, from $10.7 million in the 13 weeks ended May 3, 2003 to $10.8 million in the 13 weeks ended May 1, 2004, and an increase in net earnings of $0.1 million, or 1.0%, from $6.6 million in the 13 weeks ended May 3, 2003 to $6.7 million in the 13 weeks ended May 1, 2004.

Seasonality

      The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

      During the 13 weeks ended May 1, 2004 and May 3, 2003, cash used in operations was $18.0 million and $46.4 million, respectively. In the 13 weeks ended May 1, 2004, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $71.1 million, which were offset by a decrease in merchandise inventories of $28.8 million, net income of $6.7 million, depreciation and amortization of $8.1 million and a decrease in prepaid taxes of $3.5 million. In the 13 weeks ended May 3, 2003, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $66.1 million, which includes payment of income taxes payable of $23.3 million, which were offset partially by net income of $6.6 million, depreciation and amortization of $6.2 million and a decrease in merchandise inventories of $5.2 million. The decreases in accounts payable and accrued liabilities in both the 13 week-periods ended May 1, 2004 and May 3, 2003 are typical as payments are made for purchases of merchandise inventories which took place in the fourth quarter of the previous fiscal year.

      Cash used in investing activities was $24.2 million and $11.3 million during the 13 weeks ended May 1, 2004 and May 3, 2003, respectively. During the 13 weeks ended May 1, 2004, our capital expenditures included approximately $12.0 million to acquire a new corporate headquarters and distribution center facility in Grapevine, Texas. The remaining $12.2 million in capital expenditures was used to open new stores, remodel existing stores and invest in information systems. During the 13 weeks ended May 3, 2003, we had capital expenditures of $11.2 million to open new stores, remodel existing stores and invest in information systems.

      Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 86 stores in the 13 weeks ended May 3, 2003 compared to 103 stores in the 13 weeks ended May 1, 2004 and expect to open between 300 and 330 stores in fiscal 2004. Projected capital expenditures for fiscal 2004 are approximately $85.0 million, to be used primarily to fund new store openings, purchase, improve and equip our new headquarters and distribution center and invest in distribution and information systems.

      The projected capital expenditures for fiscal 2004 include approximately $21.0 million to purchase, improve and equip the 420,000 square foot headquarters and distribution center facility in Grapevine, Texas which the Company acquired in March 2004. We expect that the total cost to purchase, improve and equip this facility will be approximately $29 million. The distribution systems in this facility are expected to be ready for testing in late 2004 and the facility is expected to be fully-operational in 2005 and all headquarters and distribution functions will be relocated at that time.

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

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 13 weeks ended May 3, 2003, the Company repurchased 3,500 shares at an average share price of $11.93. There were no shares repurchased during the 13 weeks ended May 1, 2004. From the inception of this repurchase program through May 1, 2004, the Company repurchased 2,304,100 shares at an average share price of $15.19, totaling $35.0 million, and, as of May 1, 2004, had $15.0 million remaining available for purchases under this repurchase program.

      Based on our current operating plans, we believe that cash generated from our operating activities and available cash balances will be sufficient to fund our operations, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Critical Accounting Policies

      Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on April 14, 2004, in Note 1 of “Notes to the Consolidated Financial Statements.”

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

      In some cases, forward-looking statements can be identified by the use of terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “pro forma,” “should,” “seeks,” “will” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements.

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

Foreign Exchange Exposure

      We do not believe we have material foreign currency exposure because only a very immaterial portion of our business is transacted in other than United States currency. The Company historically has not entered into hedging transactions with respect to its foreign currency, but may do so in the future.

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

      On May 29, 2003, former Store Manager Carlos Moreira (“Plaintiff”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Plaintiff is seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and the present. Plaintiff has alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Plaintiff is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement in principle which, if approved by the court, would define the class of current and former salaried retail managers and would result in a cost to the Company of approximately $2,750,000. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. Management expects that the settlement and resolution of this case will take place in fiscal 2004.

      In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000,000 of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 13 weeks ended May 3, 2003, the Company repurchased 3,500 shares at an average share price of $11.93. No shares were purchased during the 13 weeks ended May 1, 2004. From the inception of this repurchase program through May 1, 2004, the Company repurchased 2,304,100 shares at an average share price of $15.19, totaling $35,006,000, and, as of May 1, 2004, had $14,994,000 remaining available for purchases under this repurchase program.

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

      (b) Reports on Form 8-K

      On February 18, 2004, the Company furnished a Form 8-K pursuant to Items 7 and 12 of such form regarding a press release issued with sales information for the fiscal quarter and fiscal year ended January 31, 2004.

      On March 17, 2004, the Company furnished a Form 8-K pursuant to Items 7 and 12 of such form regarding a press release issued with earnings information for the fiscal quarter and fiscal year ended January 31, 2004.

      Subsequent to the end of the first quarter of fiscal 2004, the Company furnished a Form 8-K pursuant to Items 7 and 12 of such form regarding a press release issued with earnings information for the fiscal quarter ended May 1, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

BY:	/s/ DAVID W. CARLSON

DAVID W. CARLSON
Executive Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: June 10, 2004

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