Form 10-Q
period 2004-07-31
GAMESTOP CORP
filed 2004-09-07
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

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

      Number of shares of $.001 par value Class A Common Stock outstanding as of August 27, 2004: 20,314,091

      Number of shares of $.001 par value Class B Common Stock outstanding as of August 27, 2004: 36,009,000

		Page
		No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — July 31, 2004 (unaudited), August 2, 2003 (unaudited) and January 31, 2004	2
	Consolidated Statements of Operations (unaudited) — For the 13 weeks and 26 weeks ended July 31, 2004 and August 2, 2003	3
	Consolidated Statement of Stockholders’ Equity (unaudited) — July 31, 2004	4
	Consolidated Statements of Cash Flows (unaudited) — For the 26 weeks ended July 31, 2004 and August 2, 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURE		20
EXHIBIT INDEX		21
Amended & Restated Credit Agreement
Amended & Restated Security Agreement
Amended & Restated Securities Collateral Pledge Agreement
Amended & Restated Securities Collateral Pledge Agreement
Securities Collateral Pledge Agreement-GameStop of Texas (GP)
Securities Collateral Pledge Agreement-GameStop (LP)
Amended & Restated Patent & Trademark Securities Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	July 31,	August 2,	January 31,
	2004	2003	2004

	(Unaudited)	(Unaudited)

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$159,748	$144,147	$204,905
Receivables, net	6,547	6,213	9,545
Merchandise inventories	184,059	156,374	223,526
Prepaid expenses and other current assets	14,628	11,054	14,340
Prepaid taxes	11,968	13,818	12,775
Deferred taxes	7,661	6,034	7,661

Total current assets	384,611	337,640	472,752

Property and equipment:
Land	2,000	—	—
Buildings and leasehold improvements	77,042	48,072	57,259
Fixtures and equipment	154,557	112,395	131,556

	233,599	160,467	188,815
Less accumulated depreciation and amortization	100,088	68,802	84,784

Net property and equipment	133,511	91,665	104,031

Goodwill, net	320,888	320,691	320,826
Other noncurrent assets	1,698	1,470	1,315

Total other assets	322,586	322,161	322,141

Total assets	$840,708	$751,466	$898,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,361	$120,736	$204,011
Accrued liabilities	89,965	68,452	79,839

Total current liabilities	220,326	189,188	283,850

Deferred taxes	17,629	5,591	17,731
Other long-term liabilities	3,319	3,410	3,310

	20,948	9,001	21,041

Total liabilities	241,274	198,189	304,891

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 23,483, 21,439 and 22,993 shares issued, respectively	23	21	23
Class B common stock — $.001 par value; authorized 100,000 shares; 36,009 shares issued and outstanding	36	36	36
Additional paid-in-capital	516,813	496,970	510,597
Accumulated other comprehensive income	125	(75)	296
Retained earnings	132,437	67,837	118,087
Treasury stock, at cost, 3,263, 910 and 2,304 shares, respectively	(50,000)	(11,512)	(35,006)

Total stockholders’ equity	599,434	553,277	594,033

Total liabilities and stockholders’ equity	$840,708	$751,466	$898,924

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Sales	$345,593	$305,674	$717,329	$627,415
Cost of sales	238,386	216,691	504,582	452,991

Gross profit	107,207	88,983	212,747	174,424
Selling, general and administrative expenses	85,965	71,262	172,591	139,797
Depreciation and amortization	8,697	6,872	16,841	13,089

Operating earnings	12,545	10,849	23,315	21,538
Interest income	(392)	(375)	(719)	(900)
Interest expense	198	168	372	314

Earnings before income tax expense	12,739	11,056	23,662	22,124
Income tax expense	5,067	4,450	9,312	8,907

Net earnings	$7,672	$6,606	$14,350	$13,217

Net earnings per common share — basic	$0.14	$0.12	$0.25	$0.23

Weighted average shares of common stock — basic	56,620	56,764	56,805	56,924

Net earnings per common share — diluted	$0.13	$0.11	$0.24	$0.22

Weighted average shares of common stock — diluted	59,533	60,193	59,832	60,215

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Stock	Total

	(In thousands)
	(Unaudited)
Balance at January 31, 2004	22,993	$23	36,009	$36	$510,597	$296	$118,087	$(35,006)	$594,033
Comprehensive income:
Net earnings for the 26 weeks ended July 31, 2004	—	—	—	—	—	—	14,350	—
Foreign currency translation	—	—	—	—	—	(171)	—	—
Total comprehensive income									14,179
Exercise of employee stock options (including tax benefit of $1,652)	490	—	—	—	6,216	—	—	—	6,216
Treasury stock acquired, 959 shares	—	—	—	—	—	—	—	(14,994)	(14,994)

Balance at July 31, 2004	23,483	$23	36,009	$36	$516,813	$125	$132,437	$(50,000)	$599,434

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks	26 Weeks
	Ended	Ended
	July 31,	August 2,
	2004	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$14,350	$13,217
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization	16,841	13,089
Amortization of loan cost	177	147
Tax benefit realized from exercise of stock options by employees	1,652	1,601
Deferred taxes	(102)	—
Loss on disposal of property and equipment	106	121
Increase in other long-term liabilities for scheduled rent increases in long-term leases	104	162
Minority interest	(96)	(23)
Changes in operating assets and liabilities, net
Receivables, net	2,975	1,291
Merchandise inventories	39,353	7,095
Prepaid expenses and other current assets	(275)	(840)
Prepaid taxes	799	(13,818)
Accounts payable, accrued liabilities and accrued income taxes payable	(63,391)	(59,174)

Net cash flows provided by (used in) operating activities	12,493	(37,132)

Cash flows from investing activities:
Purchase of property and equipment	(46,533)	(34,923)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash acquired	—	(2,892)
Net increase in other noncurrent assets	(622)	(491)

Net cash flows used in investing activities	(47,155)	(38,306)

Cash flows from financing activities:
Issuance of shares relating to employee stock options	4,564	1,371
Repayment of debt of Gamesworld Group Limited	—	(2,296)
Purchase of treasury shares through repurchase program	(14,994)	(11,512)

Net cash flows used in financing activities	(10,430)	(12,437)

Exchange rate effect on cash and cash equivalents	(65)	(8)

Net decrease in cash and cash equivalents	(45,157)	(87,883)
Cash and cash equivalents at beginning of period	204,905	232,030

Cash and cash equivalents at end of period	$159,748	$144,147

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

      Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 31, 2004 are not indicative of the results to be expected for the 52 weeks ending January 29, 2005.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the options granted under its plans:

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net earnings, as reported	$7,672	$6,606	$14,350	$13,217
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,458	2,079	4,541	4,179

Pro forma net earnings	$5,214	$4,527	$9,809	$9,038

Net earnings per common share — basic, as reported	$0.14	$0.12	$0.25	$0.23

Net earnings per common share — basic, pro forma	$0.09	$0.08	$0.17	$0.16

Net earnings per common share — diluted, as reported	$0.13	$0.11	$0.24	$0.22

Net earnings per common share — diluted, pro forma	$0.09	$0.08	$0.16	$0.15

      The weighted-average fair value of the options granted during the 13 weeks ended July 31, 2004 and August 2, 2003 were estimated at $6.38 and $5.38, respectively, and the 26 weeks ended July 31, 2004 and August 2, 2003 were estimated at $7.86 and $5.17, respectively, using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

Volatility	58.1%	60.9%	60.1%	61.8%
Risk-free interest rate	4.1%	2.4%	3.3%	3.1%
Expected life (years)	6.0	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%	0%

3.	Computation of Net Earnings Per Common Share

      A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net earnings	$7,672	$6,606	$14,350	$13,217

Weighted average common shares outstanding	56,620	56,764	56,805	56,924
Common share equivalents related to options and warrants	2,913	3,429	3,027	3,291

Common shares and common share equivalents	59,533	60,193	59,832	60,215

Net earnings per common share:
Basic	$0.14	$0.12	$0.25	$0.23

Diluted	$0.13	$0.11	$0.24	$0.22

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase approximately 5,142 shares of common stock at exercise prices ranging from $16.48 to $21.25 per share were outstanding during the 13 weeks ended July 31, 2004, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire at various times through 2014.

4.	Debt

      In June 2004, the Company amended and restated its $75,000 senior secured revolving credit facility, which now expires in June 2009. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 55% of non-defective inventory, net of certain reserves. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as: (1) Prime Rate loans which bear interest at the prime rate (defined in the credit facility as the higher of (a) the administrative agent’s announced prime rate, or (b)  1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time); or (2) LIBO Rate loans bearing interest at the LIBO Rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee of, currently 0.375%, for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. Under certain circumstances, the revolving credit facility may restrict our ability to pay dividends. There have been no borrowings under the revolving credit facility.

5.	Comprehensive Income

      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands)
Net earnings	$7,672	$6,606	$14,350	$13,217
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(75)	(171)	(75)

Total comprehensive income	$7,678	$6,531	$14,179	$13,142

6.	Income Taxes

      The tax provisions for the 13 weeks and 26 weeks ended July 31, 2004 and August 2, 2003 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $181 and $200 for the 13 weeks ended July 31, 2004 and August 2, 2003, respectively, and $381 and $436 for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. These charges amounted to $650

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $635 for the 13 weeks ended July 31, 2004 and August 2, 2003, respectively, and $1,320 and $1,165 for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively.

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

9.	Supplemental Cash Flow Information

	26 Weeks	26 Weeks
	Ended	Ended
	July 31,	August 2,
	2004	2003

Cash paid during the period for:
Interest	$111	$152

Income taxes	8,035	41,890

10.	Acquisitions

      On June 23, 2003, the Company acquired a controlling interest in Gamesworld Group Limited (“Gamesworld”), an Ireland-based electronic games retailer, for approximately $3,340. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of approximately $2,930, has been recorded as goodwill. The pro forma effect assuming the acquisition of Gamesworld at the beginning of fiscal 2003 is not material.

11.	Repurchase of Equity Securities

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 26 weeks ended July 31, 2004, the Company repurchased 959 shares at an average share price of $15.64.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the 26 weeks ended August 2, 2003, the Company repurchased 910 shares at an average share price of $12.65. From the inception of this repurchase program through July 31, 2004, the Company repurchased 3,263 shares at an average share price of $15.32, totaling $50,000, and, as of July 31, 2004, had no amount remaining available for purchases under this repurchase program.

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

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States, based on the number of U.S. retail stores we operate and our total U.S. revenues. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of July 31, 2004, we operated 1,676 stores, in 49 states, the District of Columbia, Ireland, Puerto Rico and Guam, primarily under the name GameStop. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States.

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

Results of Operations

      The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0	70.9	70.3	72.2

Gross profit	31.0	29.1	29.7	27.8
Selling, general and administrative expenses	24.9	23.3	24.1	22.3
Depreciation and amortization	2.5	2.2	2.3	2.1

Operating earnings	3.6	3.6	3.3	3.4
Interest income, net	(0.1)	0.0	0.0	(0.1)

Earnings before income tax expense	3.7	3.6	3.3	3.5
Income tax expense	1.5	1.4	1.3	1.4

Net earnings	2.2%	2.2%	2.0%	2.1%

13 Weeks Ended July 31, 2004 Compared with the 13 Weeks Ended August 2, 2003

      Sales increased by $39.9 million, or 13.0%, from $305.7 million in the 13 weeks ended August 2, 2003 to $345.6 million in the 13 weeks ended July 31, 2004. The increase in sales was primarily attributable to the additional sales resulting from 283 net new stores opened since August 2, 2003, which was partially offset by a 2.4% decrease in comparable store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales decrease for the second quarter of 2004 was partially due to hardware supply shortages in late June and July, as well as hardware price declines.

      Cost of sales increased by $21.7 million, or 10.0%, from $216.7 million in the 13 weeks ended August 2, 2003 to $238.4 million in the 13 weeks ended July 31, 2004. Cost of sales as a percentage of sales decreased from 70.9% in the 13 weeks ended August 2, 2003 to 69.0% in the 13 weeks ended July 31, 2004. This decrease was primarily the result of the shift in sales mix to higher margin used video game products and efficiencies in freight expense from investments in our distribution network.

      Selling, general and administrative expenses increased by $14.7 million, or 20.6%, from $71.3 million in the 13 weeks ended August 2, 2003 to $86.0 million in the 13 weeks ended July 31, 2004. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 23.3% in the 13 weeks ended August 2, 2003 to 24.9% in the 13 weeks ended July 31, 2004. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses, as well as investments in our international infrastructure.

      Depreciation and amortization expense increased from $6.9 million for the 13 weeks ended August 2, 2003 to $8.7 million in the 13 weeks ended July 31, 2004. This increase of $1.8 million was due to the capital expenditures for new stores and management information systems.

      Interest income resulting from the investment of excess cash balances remained constant at $0.4 million in the 13 weeks ended August 2, 2003 and $0.4 million in the 13 weeks ended July 31, 2004. In addition, interest expense remained constant at $0.2 million in the 13 weeks ended August 2, 2003 and $0.2 million in the 13 weeks ended July 31, 2004.

      Tax expense for the 13 weeks ended August 2, 2003 and the 13 weeks ended July 31, 2004 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2003 (the 52 weeks ended January 31, 2004) to fiscal 2004 (the 52 weeks ending January 29, 2005) due to corporate restructuring. Income tax expense increased from $4.5 million for the 13 weeks ended August 2, 2003 to $5.1 million in the 13 weeks ended July 31, 2004.

      The factors described above led to an increase in operating earnings of $1.7 million, or 15.7%, from $10.8 million in the 13 weeks ended August 2, 2003 to $12.5 million in the 13 weeks ended July 31, 2004, and an increase in net earnings of $1.1 million, or 16.7%, from $6.6 million in the 13 weeks ended August 2, 2003 to $7.7 million in the 13 weeks ended July 31, 2004.

26 Weeks Ended July 31, 2004 Compared with the 26 Weeks Ended August 2, 2003

      Sales increased by $89.9 million, or 14.3%, from $627.4 million in the 26 weeks ended August 2, 2003 to $717.3 million in the 26 weeks ended July 31, 2004. The increase in sales was primarily attributable to the additional sales resulting from 283 net new stores opened since August 2, 2003, which was partially offset by a 2.1% decrease in comparable store sales.

      Cost of sales increased by $51.6 million, or 11.4%, from $453.0 million in the 26 weeks ended August 2, 2003 to $504.6 million in the 26 weeks ended July 31, 2004. Cost of sales as a percentage of sales decreased from 72.2% in the 13 weeks ended August 2, 2003 to 70.3% in the 13 weeks ended

July 31, 2004. This decrease was primarily the result of the shift in sales mix to higher margin used video game products and efficiencies in freight expense from investments in our distribution network.

      Selling, general and administrative expenses increased by $32.8 million, or 23.5%, from $139.8 million in the 26 weeks ended August 2, 2003 to $172.6 million in the 26 weeks ended July 31, 2004. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses, and the $2.8 million provision for the proposed California labor litigation settlement. Selling, general and administrative expenses as a percentage of sales increased from 22.3% in the 26 weeks ended August 2, 2003 to 24.1% in the 26 weeks ended July 31, 2004. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses, and due to the provision for the proposed California labor litigation settlement, as well as investments in our international infrastructure.

      Depreciation and amortization expense increased from $13.1 million for the 26 weeks ended August 2, 2003 to $16.8 million in the 26 weeks ended July 31, 2004. This increase of $3.7 million was due to the capital expenditures for new stores and management information systems.

      Interest income resulting from the investment of excess cash balances decreased from $0.9 million in the 26 weeks ended August 2, 2003 to $0.7 million in the 26 weeks ended July 31, 2004 due to a decrease in the level of investments and the average yield on the investments. Interest expense increased from $0.3 million in the 26 weeks ended August 2, 2003 to $0.4 million in the 26 weeks ended July 31, 2004.

      Tax expense for the 26 weeks ended August 2, 2003 and the 26 weeks ended July 31, 2004 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2003 (the 52 weeks ended January 31, 2004) to fiscal 2004 (the 52 weeks ending January 29, 2005) due to corporate restructuring. Income tax expense increased from $8.9 million for the 26 weeks ended August 2, 2003 to $9.3 million in the 26 weeks ended July 31, 2004.

      The factors described above led to an increase in operating earnings of $1.8 million, or 8.4%, from $21.5 million in the 26 weeks ended August 2, 2003 to $23.3 million in the 26 weeks ended July 31, 2004, and an increase in net earnings of $1.1 million, or 8.3%, from $13.2 million in the 26 weeks ended August 2, 2003 to $14.3 million in the 26 weeks ended July 31, 2004.

Seasonality

      The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

      During the 26 weeks ended July 31, 2004 cash provided by operations was $12.4 million compared to cash used in operations of $37.1 million during the 26 weeks ended August 2, 2003. In the 26 weeks ended July 31, 2004, cash provided by operations was primarily due to a decrease in merchandise inventories of $39.4 million, net income of $14.3 million, depreciation and amortization of $16.8 million and a decrease in receivables of $3.0 million, which were offset by a decrease in accounts payable and accrued liabilities of $63.4 million. In the 26 weeks ended August 2, 2003, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $59.2 million, which includes payment of income taxes payable of $20.6 million, and an increase in prepaid taxes of $13.8 million, which were offset partially by net income of $13.2 million, depreciation and amortization of $13.1 million and a decrease in merchandise inventories of $7.1 million. The decreases in accounts payable and accrued liabilities in both the 26 week-periods ended July 31, 2004 and August 2, 2003 are typical as payments are made for purchases of merchandise inventories which took place in the fourth quarter of the previous fiscal year.

      Cash used in investing activities was $47.2 million and $38.3 million during the 26 weeks ended July 31, 2004 and August 2, 2003, respectively. During the 26 weeks ended July 31, 2004, our capital expenditures included approximately $14.5 million to acquire a new corporate headquarters and distribution center facility in Grapevine, Texas. The remaining $32.0 million in capital expenditures was used to open new stores, remodel existing stores and invest in information systems. During the 26 weeks ended August 2, 2003, we had capital expenditures of $34.9 million to open new stores, remodel existing stores and invest in information systems.

      Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 174 stores in the 26 weeks ended August 2, 2003 compared to 180 stores in the 26 weeks ended July 31, 2004 and expect to open between 300 and 330 stores in fiscal 2004. Projected capital expenditures for fiscal 2004 are approximately $90.0 million, to be used primarily to fund new store openings, purchase, improve and equip our new headquarters and distribution center and invest in distribution and information systems.

      The projected capital expenditures for fiscal 2004 include approximately $29.0 million to purchase, improve and equip the 420,000 square foot headquarters and distribution center facility in Grapevine, Texas which the Company acquired in March 2004. We expect that the total cost to purchase, improve and equip this facility will be approximately $32.0 million. The distribution systems in this facility are expected to be ready for testing in late 2004 and the facility is expected to be fully operational in 2005 and all headquarters and distribution functions will be relocated at that time.

      In June 2004, the Company amended and restated its $75.0 million senior secured revolving credit facility, which now expires in June 2009. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 55% of non-defective inventory, net of certain reserves. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as: (1) Prime Rate loans which bear interest at the prime rate (defined in the credit facility as the higher of (a) the administrative agent’s announced prime rate, or (b)  1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time); or (2) LIBO Rate loans bearing interest at the LIBO Rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee of, currently 0.375%, for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. Under certain circumstances, the revolving credit facility may restrict our ability to pay dividends. There have been no borrowings under the revolving credit facility.

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The Company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. The repurchased shares will be held in treasury. During the 26 weeks ended July 31, 2004, the Company repurchased 959,000 shares at an average share price of $15.64. During the 26 weeks ended August 2, 2003, the Company repurchased 910,000 shares at an average share price of $12.65. From the inception of this repurchase program through July 31, 2004, the Company repurchased 3,263,000 shares at an average share price of $15.32, totaling $50.0 million, and, as of July 31, 2004, had no amount remaining available for purchases under this repurchase program.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities(1)

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs

May 2, 2004 — May 29, 2004	125,000	$15.58	125,000	$13,047,301
May 30, 2004 — July 3, 2004	833,787	$15.65	833,787	$0
July 4, 2004 — July 31, 2004	—	—	—	$0
Total	958,787	$15.64	958,787	$0

Item 4.	Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Shareholders was held on June 29, 2004. At the close of business on the record date for the meeting (which was May 5, 2004), there were 21,189,788 shares of Class A Common Stock and 36,009,000 shares of Class B Common Stock outstanding and entitled to vote at the meeting as one class. Holders of 20,097,593 shares of Class A Common Stock (with one vote per share) and 36,009,000 shares of Class B Common Stock (with ten votes per share) were present at the meeting, either in person or by proxy.

      The following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, with the vote specified below:

Nominee	In Favor	Withheld

R. Richard Fontaine	369,332,087	10,855,506
Stephanie M. Shern	379,160,602	1,026,991

      The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: Daniel A. DeMatteo, Leonard Riggio, Michael N. Rosen, Edward A. Volkwein and Gerald R. Szczepanski.

      The Company’s shareholders also ratified the appointment of BDO Seidman, LLP as the Company’s independent certified public accountants for the fiscal year ending January 29, 2005 by the following vote:

In Favor	Against	Abstained

379,936,303	250,233	1,057

(1)	In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000,000 of the Company’s Class A Common Shares. From the inception of this repurchase program through July 31, 2004, the Company repurchased 3,263,000 shares at an average price of $15.32, totaling $50,000,000 and, as of July 31, 2004, had no amount remaining available for purchases under this repurchase program.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Amended and Restated Credit Agreement, dated as of June 21, 2004.
10.10	Amended and Restated Security Agreement, dated as of June 21, 2004.
10.11	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.
10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.
10.13	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.
10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.
10.15	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

      (b) Reports on Form 8-K

      On May 18, 2004, the Company furnished a Form 8-K pursuant to Items 7 and 12 of such form regarding a press release issued with earnings information for the fiscal quarter ended May 1, 2004.

      Subsequent to the end of the second quarter of fiscal 2004, on August 17, 2004 the Company furnished a Form 8-K pursuant to Items 7 and 12 of such form regarding a press release issued with earnings information for the fiscal quarter ended July 31, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ DAVID W. CARLSON

David W. Carlson
Executive Vice President and Chief Financial
Officer (Principal Accounting and
Financial Officer)

Date: September 7, 2004

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(2)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Amended and Restated Credit Agreement, dated as of June 21, 2004.
10.10	Amended and Restated Security Agreement, dated as of June 21, 2004.
10.11	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.
10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.
10.13	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.
10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.
10.15	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).