Form 10-Q
period 2004-10-30
GAMESTOP CORP
filed 2004-12-09
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-31228

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

      Number of shares of $.001 par value Class A Common Stock outstanding as of November 29, 2004: 20,835,506

      Number of shares of $.001 par value Class B Common Stock outstanding as of November 29, 2004: 29,901,662

		Page
		No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — October 30, 2004 (unaudited), November 1, 2003 (unaudited) and January 31, 2004	2
	Consolidated Statements of Operations (unaudited) — For the 13 weeks and 39 weeks ended October 30, 2004 and November 1, 2003	3
	Consolidated Statement of Stockholders’ Equity (unaudited) — October 30, 2004	4
	Consolidated Statements of Cash Flows (unaudited) — For the 39 weeks ended October 30, 2004 and November 1, 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	21
SIGNATURE		23
EXHIBIT INDEX		24
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Purusant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	October 30,	November 1,	January 31,
	2004	2003	2004

	(Unaudited)	(Unaudited)

	(In thousands, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$101,563	$91,577	$204,905
Receivables, net	10,490	8,013	9,545
Merchandise inventories	274,752	309,691	223,526
Prepaid expenses and other current assets	14,987	10,964	14,340
Prepaid taxes	12,047	16,798	12,775
Deferred taxes	7,661	6,034	7,661

Total current assets	421,500	443,077	472,752

Property and equipment:
Land	2,000	—	—
Buildings and leasehold improvements	87,484	52,287	57,259
Fixtures and equipment	169,543	124,498	131,556

	259,027	176,785	188,815
Less accumulated depreciation and amortization	109,435	76,067	84,784

Net property and equipment	149,592	100,718	104,031

Goodwill, net	320,888	320,826	320,826
Other noncurrent assets	1,849	1,401	1,315

Total other assets	322,737	322,227	322,141

Total assets	$893,829	$866,022	$898,924

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$190,657	$239,184	$204,011
Accrued liabilities	104,348	75,334	79,839
Note payable, current portion	49,673	—	—

Total current liabilities	344,678	314,518	283,850

Deferred taxes	17,820	5,574	17,731
Other long-term liabilities	3,364	3,314	3,310
Note payable, long-term portion	24,347	—	—

	45,531	8,888	21,041

Total liabilities	390,209	323,406	304,891

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 23,844, 21,674 and 22,993 shares issued, respectively	24	22	23
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902, 36,009 and 36,009 shares issued and outstanding	30	36	36
Additional paid-in-capital	496,025	499,059	510,597
Accumulated other comprehensive income (loss)	437	(25)	296
Retained earnings	57,104	78,530	118,087
Treasury stock, at cost, 3,263, 2,304 and 2,304 shares, respectively	(50,000)	(35,006)	(35,006)

Total stockholders’ equity	503,620	542,616	594,033

Total liabilities and stockholders’ equity	$893,829	$866,022	$898,924

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands, except per share data)

		(Unaudited)
Sales	$416,737	$326,042	$1,134,066	$953,457
Cost of sales	296,407	227,568	800,989	680,559

Gross profit	120,330	98,474	333,077	272,898
Selling, general and administrative expenses	91,136	72,865	263,727	212,662
Depreciation and amortization	9,342	7,718	26,183	20,807

Operating earnings	19,852	17,891	43,167	39,429
Interest income	(470)	(290)	(1,189)	(1,190)
Interest expense	564	228	936	542

Earnings before income tax expense	19,758	17,953	43,420	40,077
Income tax expense	7,699	7,260	17,011	16,167

Net earnings	$12,059	$10,693	$26,409	$23,910

Net earnings per common share — basic	$0.22	$0.19	$0.47	$0.42

Weighted average shares of common stock — basic	54,334	55,767	55,981	56,538

Net earnings per common share — diluted	$0.21	$0.18	$0.45	$0.40

Weighted average shares of common stock — diluted	57,367	59,431	59,010	59,953

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Stock	Total

	(In thousands)
	(Unaudited)
Balance at January 31, 2004	22,993	$23	36,009	$36	$510,597	$296	$118,087	$(35,006)	$594,033
Comprehensive income:
Net earnings for the 39 weeks ended October 30, 2004		—	—	—	—	—	26,409	—
Foreign currency translation		—	—	—	—	141	—	—
Total comprehensive income									26,550
Exercise of employee stock options (including tax benefit of $3,564)	851	1	—	—	9,811	—	—	—	9,812
Repurchase and retirement of Class B common stock	—	—	(6,107)	(6)	(24,383)	—	(87,392)	—	(111,781)
Treasury stock acquired, 959 shares	—	—	—	—	—	—	—	(14,994)	(14,994)

Balance at October 30, 2004	23,844	$24	29,902	$30	$496,025	$437	$57,104	$(50,000)	$503,620

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks	39 Weeks
	Ended	Ended
	October 30,	November 1,
	2004	2003

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$26,409	$23,910
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization	26,183	20,807
Amortization of loan cost	294	233
Tax benefit realized from exercise of stock options by employees	3,564	2,815
Deferred taxes	89	(17)
Loss on disposal of property and equipment	204	188
Increase in other long-term liabilities for scheduled rent increases in long-term leases	150	243
Minority interest	(96)	(200)
Changes in operating assets and liabilities, net
Receivables, net	(945)	(494)
Merchandise inventories	(51,226)	(146,130)
Prepaid expenses and other current assets	(647)	(746)
Prepaid taxes	728	(16,798)
Accounts payable, accrued liabilities and accrued income taxes payable	11,155	66,002

Net cash flows provided by (used in) operating activities	15,862	(50,187)

Cash flows from investing activities:
Purchase of property and equipment	(71,819)	(51,725)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash acquired	(62)	(3,027)
Net increase in other noncurrent assets	(828)	(509)

Net cash flows used in investing activities	(72,709)	(55,261)

Cash flows from financing activities:
Issuance of shares relating to employee stock options	6,248	2,247
Issuance of debt relating to repurchase of Class B shares	74,020	—
Repurchase of Class B shares	(111,781)	—
Repayment of debt of Gamesworld Group Limited	—	(2,296)
Purchase of treasury shares through repurchase program	(14,994)	(35,006)

Net cash flows used in financing activities	(46,507)	(35,055)

Exchange rate effect on cash and cash equivalents	12	50

Net decrease in cash and cash equivalents	(103,342)	(140,453)
Cash and cash equivalents at beginning of period	204,905	232,030

Cash and cash equivalents at end of period	$101,563	$91,577

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

      Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 30, 2004 are not indicative of the results to be expected for the 52 weeks ending January 29, 2005.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the options granted under its plans:

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net earnings, as reported	$12,059	$10,693	$26,409	$23,910
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,446	2,276	6,987	6,455

Pro forma net earnings	$9,613	$8,417	$19,422	$17,455

Net earnings per common share — basic, as reported	$0.22	$0.19	$0.47	$0.42

Net earnings per common share — basic, pro forma	$0.18	$0.15	$0.35	$0.31

Net earnings per common share — diluted, as reported	$0.21	$0.18	$0.45	$0.40

Net earnings per common share — diluted, pro forma	$0.17	$0.14	$0.33	$0.29

      There were no options granted during either of the 13 week-periods ended October 30, 2004 or November 1, 2003. The weighted-average fair value of the options granted during the 39 weeks ended October 30, 2004 and November 1, 2003 were estimated at $7.86 and $5.17, respectively, using the Black-Scholes option pricing model with the following assumptions:

	39 Weeks Ended

	October 30,	November 1,
	2004	2003

Volatility	60.1%	61.8%
Risk-free interest rate	3.3%	3.1%
Expected life (years)	6.0	6.0
Expected dividend yield	0%	0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Computation of Net Earnings Per Common Share

      A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net earnings	$12,059	$10,693	$26,409	$23,910

Weighted average common shares outstanding	54,334	55,767	55,981	56,538
Common share equivalents related to options and warrants	3,033	3,664	3,029	3,415

Common shares and common share equivalents	57,367	59,431	59,010	59,953

Net earnings per common share:
Basic	$0.22	$0.19	$0.47	$0.42

Diluted	$0.21	$0.18	$0.45	$0.40

      Options to purchase approximately 5,044 shares of common stock at exercise prices ranging from $18.00 to $21.25 per share were outstanding during the 13 weeks ended October 30, 2004, but were not included in the computation of diluted earnings per share because they were anti-dilutive. These options expire at various times through 2014.

4.	Debt

      In June 2004, the Company amended and restated its $75,000 senior secured revolving credit facility, which now expires in June 2009. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 55% of non-defective inventory, net of certain reserves. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as: (1) Prime Rate loans which bear interest at the prime rate (defined in the credit facility as the higher of (a) the administrative agent’s announced prime rate, or (b)  1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time); or (2) LIBO Rate loans bearing interest at the LIBO Rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. Under certain circumstances, the revolving credit facility may restrict our ability to pay dividends. There have been no borrowings under the revolving credit facility.

      In October 2004, the Company issued a promissory note in favor of Barnes & Noble in the principal amount of $74,020 in connection with the repurchase of Class B common shares held by Barnes & Noble (see note 11). The promissory note is payable in installments over three years, with $37,500 due on January 15, 2005 and three payments of $12,173 due on October 15, 2005, October 15, 2006 and October 15, 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

		(In thousands)
Net earnings	$12,059	$10,693	$26,409	$23,910
Other comprehensive income (loss):
Foreign currency translation adjustments	312	50	141	(25)

Total comprehensive income	$12,371	$10,743	$26,550	$23,885

6.	Income Taxes

      The tax provisions for the 13 weeks and 39 weeks ended October 30, 2004 and November 1, 2003 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company up until November 15, 2004. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $186 and $207 for the 13 weeks ended October 30, 2004 and November 1, 2003, respectively, and $567 and $643 for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively.

      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. These charges amounted to $621 and $628 for the 13 weeks ended October 30, 2004 and November 1, 2003, respectively, and $1,941 and $1,793 for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively.

      In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9,500 and was negotiated through an independent third party following an independent appraisal.

      In October 2004, the Board of Directors authorized a repurchase of Class B common stock held by Barnes & Noble. The Company repurchased 6,107 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111,520. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of the Company’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. The Company paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which is payable in installments over the next three years and bears interest at 5.5% per annum, payable when principal installments are due. Interest expense on the promissory note for the 13 weeks and 39 weeks ended October 30, 2004 totaled $328.

8.	Legal Proceedings

      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

should have been paid overtime. Moreira is seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira has alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which, if finally approved by the court, would define the class of current and former salaried retail managers and would result in a cost to the Company of approximately $2,750. On September 30, 2004, the court granted preliminary approval of the settlement. The matter is now in the claims administration process. A final hearing on the fairness of the settlement is set for January 28, 2005. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. Management expects that the settlement and resolution of this case will take place in fiscal 2005.

      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against the Company in U.S. District Court, Western District of Louisiana, Lafayette/ Opelousas Division, alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz is seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. GameStop is in the process of preparing an initial response and intends to vigorously defend this action. Management does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

9.	Supplemental Cash Flow Information

	39 Weeks	39 Weeks
	Ended	Ended
	October 30,	November 1,
	2004	2003

Cash paid during the period for:
Interest	$188	$238

Income taxes	13,867	50,982

10.	Acquisitions

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

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of the Company’s Class A common shares. The Company had the right to repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market conditions and other factors. During the 39 weeks ended October 30, 2004, the Company repurchased 959 shares at an average share price of $15.64. During the 39 weeks ended November 1, 2003, the Company repurchased 2,304 shares at an average share price of $15.19. From the inception of this repurchase program through October 30, 2004, the Company repurchased 3,263 shares at an average share price of $15.32, totaling $50,000, and, as of October 30, 2004, had no amount remaining available for purchases under this repurchase program. The repurchased shares will be held in treasury.

      In October 2004, the Board of Directors authorized a repurchase of Class B common stock held by Barnes & Noble. The Company repurchased 6,107 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111,520. The Company paid $37,500 in cash and issued a promissory note in the amount of $74,020, which is payable in installments over the next three years and bears interest at 5.5% per annum, payable when principal payments are due. The repurchased shares were immediately retired.

12.	Recent Events

      In October 2004, Barnes & Noble announced that it intended to distribute to its stockholders its remaining 29,902 shares of the Company’s Class B common stock in a tax-free dividend, and set the close of regular trading on November 2, 2004 as the record date for the distribution. The distribution occurred on November 12, 2004. The Class B shares retained their super voting power of 10 votes per share and are separately listed on the New York Stock Exchange under the symbol GME.B.

13.	Shareholders’ Equity

      On October 25, 2004, the Board of Directors of the Company declared a dividend of one right (a “Right”) for each outstanding share of the Company’s Class A common stock and Class B common stock (together the “Common Stock”). The distribution of the Rights was made on October 28, 2004 to stockholders of record on that date. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”), at a price of $100 per one one-thousandth of a share. The Rights will be exercisable only if a person or group acquires 15% or more of the voting power of the Company’s outstanding Common Stock or announces a tender offer or exchange offer, the consummation of which would result in such person or group owning 15% or more of the voting power of the Company’s outstanding Common Stock.

      If a person or group acquires 15% or more of the voting power of the Company’s outstanding Common Stock, each Right will entitle a holder (other than such person or any member of such group) to purchase, at the Right’s then current exercise price, a number of shares of Common Stock having a market value of twice the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold at any time after the Rights have become exercisable, each Right will entitle its holder to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the exercise price of the Right. Furthermore, at any time after a person or group acquires 15% or more of the voting power of the outstanding Common Stock of the Company but prior to the acquisition of 50% of such voting power, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) at an exchange rate of one one-thousandth of a share of Series A Preferred Stock or one share of the Company’s Common Stock for each Right.

      The Company will be entitled to redeem the Rights at any time prior to the acquisition by a person or group of 15% or more of the voting power outstanding Common Stock of the Company, at a price of $.01 per Right. The Rights will expire on October 28, 2014.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has 5,000 shares of $.001 par value preferred stock authorized for issuance, of which 500 shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or 1,000 times any dividend declared on the Company’s Common Stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have 10,000 votes, voting together with the Company’s Common Stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s Directors. In the event of any merger, consolidation or other transaction in which the Company’s Common Stock is exchanged, each share of Series A Preferred Stock will be entitled to receive 1,000 times the amount and type of consideration received per share of the Company’s Common Stock. At October 30, 2004 there were no shares of Series A Preferred Stock outstanding.

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

General

      We are the largest specialty retailer of video game products and PC entertainment software in the United States, based on the number of U.S. retail stores we operate and our total U.S. revenues. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of October 30, 2004, we operated 1,746 stores, in 49 states, the District of Columbia, Ireland, Puerto Rico and Guam, primarily under the name GameStop. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States.

      Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2 and in June 2001 Nintendo introduced Game Boy Advance. Microsoft introduced Xbox and Nintendo introduced GameCube in November 2001. Nintendo introduced the Game Boy Advance SP in March 2003. Sony redesigned the PlayStation 2 and introduced it as the PSTwo in October 2004. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of these hardware platforms and sales of related software and accessories will increase in the future.

Results of Operations

      The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.1	69.8	70.6	71.4

Gross profit	28.9	30.2	29.4	28.6
Selling, general and administrative expenses	21.9	22.3	23.3	22.3
Depreciation and amortization	2.2	2.4	2.3	2.2

Operating earnings	4.8	5.5	3.8	4.1
Interest income, net	0.1	0.0	0.0	(0.1)

Earnings before income tax expense	4.7	5.5	3.8	4.2
Income tax expense	1.8	2.2	1.5	1.7

Net earnings	2.9%	3.3%	2.3%	2.5%

13 Weeks Ended October 30, 2004 Compared with the 13 Weeks Ended November 1, 2003

      Sales increased by $90.7 million, or 27.8%, from $326.0 million in the 13 weeks ended November 1, 2003 to $416.7 million in the 13 weeks ended October 30, 2004. The increase in sales was primarily attributable to the additional sales resulting from 274 net new stores opened since November 1, 2003, and an 11.8% increase in comparable store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase for the third quarter of 2004 was partially due to several strong new game releases and strong hardware sales, driven primarily by the launch of the PSTwo.

      Cost of sales increased by $68.8 million, or 30.2%, from $227.6 million in the 13 weeks ended November 1, 2003 to $296.4 million in the 13 weeks ended October 30, 2004. Cost of sales as a percentage of sales increased from 69.8% in the 13 weeks ended November 1, 2003 to 71.1% in the 13 weeks ended October 30, 2004. This increase was primarily the result of the shift in sales mix to lower margin new video game products.

      Selling, general and administrative expenses increased by $18.2 million, or 25.0%, from $72.9 million in the 13 weeks ended November 1, 2003 to $91.1 million in the 13 weeks ended October 30, 2004. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses, and the $2.8 million charge attributable to the professional fees related to the spin-off of our Class B common shares previously owned by Barnes & Noble. Selling, general and administrative expenses as a percentage of sales decreased from 22.3% in the 13 weeks ended November 1, 2003 to 21.9% in the 13 weeks ended October 30, 2004. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to the leverage created from strong sales volumes.

      Depreciation and amortization expense increased from $7.7 million for the 13 weeks ended November 1, 2003 to $9.3 million in the 13 weeks ended October 30, 2004. This increase of $1.6 million was due to the capital expenditures for new stores and management information systems.

      Interest income resulting from the investment of excess cash balances increased from $0.3 million in the 13 weeks ended November 1, 2003 to $0.5 million in the 13 weeks ended October 30, 2004. In addition, interest expense increased from $0.2 million in the 13 weeks ended November 1, 2003 to $0.6 million in the

13 weeks ended October 30, 2004. This increase in interest expense was due to the interest accrued on the note payable to Barnes & Noble in connection with the repurchase of Class B common stock.

      Tax expense for the 13 weeks ended November 1, 2003 and the 13 weeks ended October 30, 2004 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2003 (the 52 weeks ended January 31, 2004) to fiscal 2004 (the 52 weeks ending January 29, 2005) due to corporate restructuring. Income tax expense increased from $7.3 million for the 13 weeks ended November 1, 2003 to $7.7 million in the 13 weeks ended October 30, 2004.

      The factors described above led to an increase in operating earnings of $2.0 million, or 11.2%, from $17.9 million in the 13 weeks ended November 1, 2003 to $19.9 million in the 13 weeks ended October 30, 2004, and an increase in net earnings of $1.4 million, or 13.1%, from $10.7 million in the 13 weeks ended November 1, 2003 to $12.1 million in the 13 weeks ended October 30, 2004.

39 Weeks Ended October 30, 2004 Compared with the 39 Weeks Ended November 1, 2003

      Sales increased by $180.6 million, or 18.9%, from $953.5 million in the 39 weeks ended November 1, 2003 to $1,134.1 million in the 39 weeks ended October 30, 2004. The increase in sales was primarily attributable to the additional sales resulting from 274 net new stores opened since November 1, 2003 and a 2.6% increase in comparable store sales.

      Cost of sales increased by $120.4 million, or 17.7%, from $680.6 million in the 39 weeks ended November 1, 2003 to $801.0 million in the 39 weeks ended October 30, 2004. Cost of sales as a percentage of sales decreased from 71.4% in the 39 weeks ended November 1, 2003 to 70.6% in the 39 weeks ended October 30, 2004. This decrease was primarily the result of the shift in sales mix to higher margin used video game products and efficiencies in freight expense from investments in our distribution network.

      Selling, general and administrative expenses increased by $51.0 million, or 24.0%, from $212.7 million in the 39 weeks ended November 1, 2003 to $263.7 million in the 39 weeks ended October 30, 2004. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses, the $2.8 million provision for the proposed California labor litigation settlement, and the $2.8 million charge attributable to the professional fees related to the spin-off of our Class B common shares previously owned by Barnes & Noble. Selling, general and administrative expenses as a percentage of sales increased from 22.3% in the 39 weeks ended November 1, 2003 to 23.3% in the 39 weeks ended October 30, 2004. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses, and due to the provision for the proposed California labor litigation settlement, the charge attributable to the professional fees related to the spin-off of our Class B common shares and investments in our international infrastructure.

      Depreciation and amortization expense increased from $20.8 million for the 39 weeks ended November 1, 2003 to $26.2 million in the 39 weeks ended October 30, 2004. This increase of $5.4 million was due to the capital expenditures for new stores and management information systems.

      Interest income resulting from the investment of excess cash balances remained constant at $1.2 million in the 39 weeks ended November 1, 2003 and $1.2 million in the 39 weeks ended October 30, 2004. Interest expense increased from $0.5 million in the 39 weeks ended November 1, 2003 to $0.9 million in the 39 weeks ended October 30, 2004. This increase in interest expense was due to the interest accrued on the note payable to Barnes & Noble in connection with the repurchase of Class B common stock.

      Tax expense for the 39 weeks ended November 1, 2003 and the 39 weeks ended October 30, 2004 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2003 to fiscal 2004 due to corporate restructuring. Income tax expense increased from $16.2 million for the 39 weeks ended November 1, 2003 to $17.0 million in the 39 weeks ended October 30, 2004.

      The factors described above led to an increase in operating earnings of $3.8 million, or 9.6%, from $39.4 million in the 39 weeks ended November 1, 2003 to $43.2 million in the 39 weeks ended October 30, 2004, and an increase in net earnings of $2.5 million, or 10.5%, from $23.9 million in the 39 weeks ended November 1, 2003 to $26.4 million in the 39 weeks ended October 30, 2004.

Seasonality

      The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

      During the 39 weeks ended October 30, 2004, cash provided by operations was $15.9 million compared to cash used in operations of $50.2 million during the 39 weeks ended November 1, 2003. In the 39 weeks ended October 30, 2004, cash provided by operations was primarily due to net income of $26.4 million, depreciation and amortization of $26.2 million and an increase in accounts payable and accrued liabilities of $11.2 million, which were offset by an increase in merchandise inventories of $51.2 million. In the 39 weeks ended November 1, 2003, cash used in operations was primarily due to an increase in merchandise inventories of $146.1 million and an increase in prepaid taxes of $16.8 million, which were offset partially by net income of $23.9 million, depreciation and amortization of $20.8 million and an increase in accounts payable and accrued liabilities of $66.0 million. The increases in accounts payable and accrued liabilities in both the 39 week-periods ended October 30, 2004 and November 1, 2003 are typical as purchases of merchandise inventories are made in anticipation of fourth quarter seasonal activity.

      Cash used in investing activities was $72.7 million and $55.3 million during the 39 weeks ended October 30, 2004 and November 1, 2003, respectively. During the 39 weeks ended October 30, 2004, our capital expenditures included approximately $21.4 million to acquire and build-out a new corporate headquarters and distribution center facility in Grapevine, Texas. The remaining $50.4 million in capital expenditures was used to open new stores, remodel existing stores and invest in information systems. During the 39 weeks ended November 1, 2003, we had capital expenditures of $51.7 million to open new stores, remodel existing stores and invest in information systems.

      Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 257 stores in the 39 weeks ended November 1, 2003 compared to 252 stores in the 39 weeks ended October 30, 2004 and expect to open between 300 and 330 stores in fiscal 2004. Projected capital expenditures for fiscal 2004 are approximately $90.0 million, to be used primarily to fund new store openings, purchase, improve and equip our new headquarters and distribution center and invest in distribution and information systems.

      The projected capital expenditures for fiscal 2004 include approximately $29 million to purchase, improve and equip the 420,000 square foot headquarters and distribution center facility in Grapevine, Texas which the Company acquired in March 2004. We expect that the total cost to purchase, improve and equip this facility will be approximately $32 million. The distribution systems in this facility are expected to be ready for testing in late 2004 and the facility is expected to be fully operational in 2005 and all headquarters and distribution functions will be relocated at that time.

      In June 2004, the Company amended and restated its $75.0 million senior secured revolving credit facility, which now expires in June 2009. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 55% of non-defective inventory, net of certain reserves. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as: (1) Prime Rate loans which bear interest at the prime rate (defined in the credit facility as the higher of (a) the administrative agent’s announced prime rate, or (b)  1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time); or (2) LIBO Rate loans bearing interest at the LIBO Rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. Under certain circumstances, the revolving credit facility may restrict our ability to pay dividends. There have been no borrowings under the revolving credit facility.

      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The Company had the right to repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. During the 39 weeks ended October 30, 2004, the Company repurchased 959,000 shares at an average share price of $15.64. During the 39 weeks ended November 1, 2003, the Company repurchased 2,304,000 shares at an average share price of $15.19. From the inception of this repurchase program through October 30, 2004, the Company repurchased 3,263,000 shares at an average share price of $15.32, totaling $50.0 million, and, as of October 30, 2004, had no amount remaining available for purchases under this repurchase program. The repurchased shares will be held in treasury.

      In October 2004, the Board of Directors authorized a repurchase of Class B common stock held by Barnes & Noble. The Company repurchased 6,107,000 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. The Company paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million, which is payable in installments over the next three years and bears interest at 5.5% per annum, payable when principal payments are due. The note is unsecured. The repurchased shares were immediately retired.

      Based on our current operating plans, we believe that cash generated from our operating activities and available cash balances will be sufficient to fund our operations, store expansion and remodeling activities and corporate capital expenditure programs and service the note payable to Barnes & Noble for at least the next 12 months.

      On October 25, 2004, the Board of Directors of the Company declared a dividend of one Preferred Share Purchase Right (a “Right”) for each outstanding share of the Company’s common stock (“Common Stock”). The distribution of the Rights was automatically made on October 28, 2004 to stockholders of record on that date. No action is necessary on the part of holders of the Company’s Common Stock. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Stock”) at a price of $100 per one one-thousandth of a share.

      The Rights will be exercisable only if a person or group acquires 15% or more of the voting power of the Company’s outstanding Common Stock or announces a tender offer or exchange offer, the consummation of which would result in such person or group owning 15% or more of the voting power of the Company’s outstanding Common Stock. Once exercisable, each Right will entitle a holder to purchase a number of shares of the Company’s Common Stock having a market value of twice the exercise price of the Right. In addition, if the Company is acquired at any time after the Rights have become exercisable, each Right will entitle its holder to purchase a number of the acquiring company’s common shares having a market value at that time of twice the exercise price of the Right. Furthermore, at any time after a person or group acquires 15% or more of the voting power of the outstanding Common Stock of the Company but prior to the acquisition of 50% of such voting power, the Board of Directors may, at its option, exchange part or all of the Rights at an exchange rate of one one-thousandth of a share of Preferred Stock or one share of the Company’s Common Stock for each Right.

      The Company will be entitled to redeem the Rights at any time prior to the acquisition by a person or group of 15% or more of the voting power of the outstanding Common Stock of the Company, at a price of $.01 per Right. The Rights will expire on October 28, 2014.

      The Company has authorized 500,000 shares of the Preferred Stock, designated by the Board of Directors as reserved for issuance upon exercise of the Rights. Each share of Preferred Stock will be entitled to certain dividend and liquidation Preferences and will be entitled to 10,000 votes, voting together with the Company’s Common Stock. In addition, in the event that dividends on the Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Preferred Stock shall have the right to elect two of the Company’s Directors whose terms shall continue until all accrued and unpaid dividends shall have been declared and paid. Further, in the event of any merger, consolidation or other transaction in which the Company’s Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount and type of consideration received per share of the Company’s Common Stock.

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

      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Moreira is seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira has alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which, if finally approved by the court, would define the class of current and former salaried retail managers and would result in a cost to the Company of approximately $2,750,000. On September 30, 2004, the court granted preliminary approval of the settlement. The matter is now in the claims administration process. A final hearing on the fairness of the settlement is set for January 28, 2005. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. Management expects that the settlement and resolution of this case will take place in fiscal 2005.

      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against the Company in U.S. District Court, Western District of Louisiana, Lafayette/ Opelousas Division,

alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz is seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. GameStop is in the process of preparing an initial response and intends to vigorously defend this action. Management does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

      In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1)

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

August 1, 2004 - August 28, 2004	—	—	—	$0
August 29, 2004 - October 2, 2004	6,107,338	18.26	—	$0
October 3, 2004 - October 30, 2004	—	—	—	$0
Total	6,107,338	18.26	—	$0

(1)	In October 2004, the Board of Directors authorized the repurchase of 6,107,338 of the Company’s Class B common shares from Barnes & Noble. As of October 30, 2004, the Company had no amount remaining available for purchases under any repurchase program.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)
4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(3)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)
10.10	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)
10.11	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.13	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.15	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)
10.16	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N Gamestop Holding Corp. and Barnes & Noble.(5)
10.17	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ DAVID W. CARLSON

David W. Carlson
Executive Vice President and
Chief Financial Officer
(Principal Accounting and
Financial Officer)

Date: December 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)
4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	2001 Incentive Plan.(3)
10.6	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.7	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.8	Registration Rights Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.9	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)
10.10	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)
10.11	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.13	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.15	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)
10.16	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N Gamestop Holding Corp. and Barnes & Noble.(5)
10.17	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.