Form 10-K
period 2005-01-29
GAMESTOP CORP
filed 2005-04-11
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-31228

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	75-2951347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 William D. Tate Avenue, Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)
Registrant’s telephone number, including area code:
(817) 424-2000
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Class A Common Stock, $.001 par value per share	New York Stock Exchange
Class B Common Stock, $.001 par value per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, $.001 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $311,396,000, based upon the closing market price of $15.40 per share of Class A Common Stock on the New York Stock Exchange as of July 30, 2004.
      Number of shares of $.001 par value Class A Common Stock outstanding as of March 15, 2005: 20,990,401
      Number of shares of $.001 par value Class B Common Stock outstanding as of March 15, 2005: 29,901,662
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business
General
      GameStop Corp. (“GameStop” or the “Company”) is the largest video game and PC entertainment software specialty retailer in the United States, based on the number of U.S. stores we operate and our total U.S. revenues. We carry one of the largest assortments of new and used video game hardware, video game software and accessories, PC entertainment software, and related products, including action figures, trading cards and strategy guides. As of January 29, 2005, we operated 1,826 stores in the United States, Puerto Rico, Ireland, Northern Ireland and Guam. We operate most of our stores under the GameStop name. We carry a constantly changing selection of more than 5,000 stock keeping units (“SKUs”) of electronic game merchandise in most stores. In addition, we operate a web site at www.gamestop.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine, with over 2,000,000 subscribers.
      Of our 1,826 stores, 1,310 stores are located in strip centers and 516 stores are located in shopping malls and other locations. Our strip center stores, which average approximately 1,600 square feet, carry a balanced mix of new and used video game hardware, video game software and accessories, which we refer to as video game products, and PC entertainment software. Our mall stores, which average approximately 1,200 square feet, carry primarily new video game products and PC entertainment software, as well as used video game products. Our used video game products provide a unique value proposition to our customers, and our purchasing of used video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which, in turn, increases sales.
      Our corporate office and distribution facilities are housed in a 250,000 square foot headquarters and distribution center in Grapevine, Texas. In March 2004, we purchased a new 420,000 square foot facility in Grapevine, Texas. We relocated some of our distribution operations to this facility in fiscal 2004 (the 52 weeks ending January 29, 2005), and intend to relocate our headquarters and remaining distribution center operations to this facility in the second quarter of fiscal 2005 (the 52 weeks ending January 28, 2006).
      Prior to February 12, 2002, we were a wholly-owned subsidiary of Barnes & Noble, Inc. (“Barnes & Noble”). On February 12, 2002, we completed an initial public offering of shares of our Class A common stock raising net proceeds of approximately $347.3 million. A portion of those proceeds was used to repay $250.0 million of our $400 million indebtedness to Barnes & Noble, with Barnes & Noble contributing the remaining $150.0 million of indebtedness to us as additional paid-in-capital. Barnes & Noble owned approximately 63% of the outstanding shares of our capital stock through its ownership of 100% of our Class B common stock until October 2004. On October 1, 2004, we repurchased approximately 6.1 million shares of our Class B common stock at a price equal to $18.26 per share for aggregate consideration of approximately $111.5 million. On November 12, 2004, Barnes & Noble distributed to its shareholders its remaining 29.9 million shares of our Class B common stock in a tax-free dividend. Our Class A common stock and our Class B common stock are traded on the New York Stock Exchange under the symbols GME and GME.B, respectively.
Disclosure Regarding Forward-looking Statements
      This report on Form 10-K and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to successfully and efficiently transfer our headquarters and distribution center to our new facility; and

•	other factors described in this Form 10-K, including those set forth under the caption, “Business — Risk Factors.”
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
Risk Factors
      An investment in our Company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our Company. The risks described below are not the only ones facing our Company. Additional risks not presently known to us, or that we consider immaterial, may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results or financial condition, and could cause a decline in the trading price of our common stock and the value of your investment.

Risks Related to Our Business

We depend upon the timely delivery of products.
      We depend on major hardware manufacturers, primarily Sony Computer Entertainment of America, Nintendo of America, Inc. and Microsoft Corp., to deliver new and existing video game platforms on a timely basis and in anticipated quantities. In addition, we depend on software publishers to introduce new and updated software titles. Any material delay in the introduction or delivery of hardware platforms or software titles could result in reduced sales in one or more fiscal quarters.

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
      Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and approximately five distributors. Our largest vendors are Electronic Arts, Inc., Nintendo and Microsoft, which accounted for 14%, 13% and 12%, respectively, of our new product purchases in fiscal 2004. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

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
      Our business, like that of many specialty retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2004, we generated approximately 38% of our sales and approximately 56% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

Our results of operations may fluctuate from quarter to quarter, which could result in a lower price for our common stock.
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
      Our growth strategy is largely dependent upon opening new stores and operating them profitably. We opened 338 stores in fiscal 2004 and expect to open approximately 370 to 400 new stores in fiscal 2005. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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
      In March 2004, we purchased a new 420,000 square foot headquarters and distribution center in Grapevine, Texas. We relocated some of our distribution operations to this facility in fiscal 2004. We intend to transfer our headquarters and remaining distribution center operations to this facility in the second quarter of fiscal 2005. If this transfer is not implemented efficiently, our sales and profitability may be adversely affected.

Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.
      The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart Stores, Inc. and Target Corporation; other video game and PC software specialty stores located in malls and other locations, including Electronics Boutique Holdings Corp.; toy retail chains, including Toys “R” Us, Inc.; mail-order businesses; catalogs; direct sales by software publishers; online retailers; and computer product and consumer electronics stores, including Best Buy Co., Inc. and Circuit City Stores, Inc. In addition, video games are available for rental from many video stores, some of whom, like Hollywood Entertainment Corp. and Blockbuster, Inc., have increased the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Some of our competitors in the electronic game industry have longer operating histories and may have greater financial resources than we do. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

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
      In the event that we had outstanding borrowings under our credit facility, we would then be subject to operational covenants and other restrictions under our revolving credit facility. The covenants place restrictions on our ability to, among other things, incur more debt or create liens on our assets, merge or consolidate with others, make acquisitions and investments, dispose of assets and enter into transactions with affiliates. In addition, in the event that we had availability under the credit facility of less than $20,000,000, we would be restricted from paying dividends or repurchasing equity securities. These covenants could limit our operational flexibility and restrict our ability to borrow additional funds, if necessary, to finance operations.
      Failure to comply with these operational covenants could result in an event of default under the terms of the credit facility which, if not cured or waived, could result in the borrowed amounts becoming due and payable. In addition, our obligations under the credit facility are secured by all assets owned by us and our subsidiaries. An event of default under the credit facility would permit the lenders to proceed directly against those assets.

We depend upon our key personnel and they would be difficult to replace.
      Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers, R. Richard Fontaine, our Chairman of the Board and Chief Executive Officer, Daniel A. DeMatteo, our Vice Chairman and Chief Operating Officer and David W.

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
      In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to the New York Stock Exchange listing standards and rules adopted by the Securities and Exchange Commission (the “SEC”), we may be required to increase our expenditures on internal controls, and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates they have incurred in the past from other companies, and so our premiums for our directors’ and officers’ insurance policies are likely to increase. Changes in the accounting rules could materially increase the expenses that we report under generally accepted accounting principles (“GAAP”) and adversely affect our operating results.

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
Industry Background
      According to NPD Group, Inc., a market research firm, the electronic game industry was an approximately $11.0 billion market in the United States in 2004. Of this $11.0 billion market, approximately $10.0 billion was attributable to video game products, excluding sales of used video game products, and approximately $1.0 billion was attributable to PC entertainment software.
      New Video Game Products. The Entertainment Software Association (formerly the Interactive Digital Software Association), or ESA, estimates that 50% of all Americans, or approximately 145 million people, play video or computer games on a regular basis. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980s. The processing speed of video game hardware has increased from 8-bit speeds in the 1980s to 128-bit speeds in next-generation systems such as Sony PlayStation 2, launched in 2000, and Nintendo GameCube and Microsoft Xbox, which both launched in November 2001. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 128-bit Nintendo DS, which was introduced in November 2004. Technological developments in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Next-Generation Systems Provide Multiple Capabilities Beyond Gaming. Many next-generation hardware platforms, including Sony PlayStation 2 and Microsoft Xbox, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, both Sony PlayStation 2 and Microsoft Xbox manufacture accessories which provide internet connectivity.

•	Backward Compatibility. Sony PlayStation 2 and Nintendo DS are both backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that backward compatibility may result in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms may be diminished.

•	Introduction of Next-Generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform. For example, when Sony PlayStation 2 was released in October 2000, approximately 30 game titles were available for sale. By January 2003, over 450 game titles for the Sony PlayStation 2 platform were available for sale. Currently, there are over 850 game titles for the Sony PlayStation 2 platform available for sale.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 35, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to ESA, approximately 39% of all electronic game players are female. More adults are also playing video games as a portion of the population that played video games in their childhood continues to play and advance to the next-generation video game products. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

      Used Video Game Market. As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a growing used video game market has evolved in the United States. Based on reports published by NPD, we believe that, as of December 2004, the installed base of video game hardware systems in the United States, based on original sales, totaled over 185 million units, including approximately 27 million Sony PlayStation 2 units, 12 million Microsoft Xbox units, 9 million Nintendo GameCube units, 27 million Nintendo Game Boy Advance and Game Boy Advance SP units, 29 million Sony PlayStation units and over 80 million units of older hardware platforms such as Sega Dreamcast, Nintendo 64, Nintendo Game Boy and Game Boy Color, Sega Genesis and Super Nintendo systems. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal company estimates, we believe that the installed base of video game software units in the United States exceeds 700 million units.
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
      Building the GameStop Brand. We currently operate most of our stores under the GameStop name and have substantially completed the rebranding of our stores to the GameStop brand. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by the GameStop loyalty card and our web site. The GameStop loyalty card, which is obtained as a bonus with a paid subscription to our Game Informer magazine, offers customers discounts on selected merchandise in our stores. Our web site allows our customers to buy games on-line and to learn about the latest video game products and PC entertainment software and their availability in our stores.
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
Growth Strategy
      New Store Expansion. We intend to continue to open new strip center stores in our targeted markets and new mall stores in selected mall locations. We opened 300 new stores in fiscal 2003 and 338 new stores in fiscal 2004. We plan on opening approximately 370 to 400 new stores in fiscal 2005. Our primary growth vehicle will be the expansion of our strip center store base, which we believe could grow to over 3,000 stores in the United States. Our strategy is to open strip center stores in targeted major metropolitan markets and in regional shopping centers in tertiary markets. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores.
      In addition, we began to expand in Europe in June 2003 by acquiring a majority interest in Gamesworld Group Limited (“Gamesworld”), an Ireland-based video game retailer with 10 stores throughout Ireland. Since our acquisition of Gamesworld, we have opened an additional 15 stores, including three in Northern Ireland. We plan to continue to expand in Europe.
      Increase Comparable Store Sales. We plan to increase our comparable store sales by capitalizing on the growth in the video game industry, expanding our sales of used video game products and increasing awareness of the GameStop name.

•	Capitalize on Growth in Demand. Our sales of video game software grew by approximately 26% in fiscal 2003 and by an additional 22% in fiscal 2004. In fiscal 2003 and fiscal 2004, our comparable store sales increased 0.8% and 1.7%, respectively, driven in large measure by the success of Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube and Nintendo DS, which was launched in November 2004. Comparable store sales increased a modest 1.7% in fiscal 2004, as declining video game hardware price points and hardware shortages offset the increase in video game software sales, which was fueled by the success of Grand Theft Auto: San Andreas, from Take-Two Interactive Software, Inc. and Halo 2 from Microsoft Corp. During fiscal 2003 and fiscal 2004, we capitalized on the growth in demand for video game software and accessories that followed the increases in the installed hardware base of these four video game platforms. Over the next few years, we expect to continue to capitalize on the increasing installed base for these platforms, the release in March 2005 of the Sony PSP, the anticipated release in late 2005 of the Microsoft Xbox 2, the anticipated release in 2006 of the Sony PlayStation 3 and the related growth in video game software and accessories sales.

•	Increase Sales of Used Video Game Products. We will continue to expand the selection and availability of used video game products in both our mall and strip center stores. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the continued growth of new platform technology to drive trade-ins of previous generation products, as well as next generation platforms, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. We intend to increase customer awareness of the benefits of shopping in our stores. In connection with our brand-building efforts, in each of the last three fiscal years, we increased the amount of media advertising in targeted markets. In fiscal 2005, we plan to continue to increase media advertising, to expand our GameStop loyalty card program, to aggressively

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
      Video Game Software. We purchase new video game software directly from the leading manufacturers, including Sony, Microsoft and Nintendo, as well as over 40 third-party game publishers, such as Electronic Arts, Take-Two Interactive and Activision, Inc. We are one of the largest customers in the United States of video game titles sold by these publishers. We carry over 1,000 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/ Role Playing and Simulation.
      Used Video Game Products. We are the largest retailer of used video games in the United States. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, including new merchandise. We have the largest selection (over 4,000 SKUs) of used video game titles which have an average price of $13 as compared to $35 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate a refurbishment center where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.
      Video Game Hardware. We offer the video game platforms of all major manufacturers, including Sony PlayStation 2 and PlayStation, Microsoft Xbox, Nintendo DS, GameCube and Game Boy Advance SP. We also offer extended service agreements on video game hardware. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.
      PC Entertainment and Other Software. We purchase PC entertainment software from over 35 publishers, including Electronic Arts, Microsoft and Vivendi Universal. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/ Role Playing and Simulation.
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

      Substantially all of our revenues are derived from the sale of tangible products. The following table sets forth sales mix, expressed as a percentage of net sales for the periods indicated:

	52 Weeks Ended	52 Weeks Ended
	January 29,	January 31,
	2005	2004

Video Games:*
Video Game Software	66%	63%
Video Game Hardware	16	16
Video Game Accessories	11	12
PC Software	5	6
PC Accessories and Other Products	2	3

*	Includes new and used merchandise.
Store Operations
      As of January 29, 2005, we operated 1,826 stores, primarily under the GameStop name. Each of our stores typically carries over 5,000 SKUs. We design our stores to provide an electronic gaming atmosphere with an engaging and visually-captivating layout. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

Store Formats

•	Strip Center Stores. Our strip center stores, which average approximately 1,600 square feet, carry a balanced mix of new and used video game products and PC entertainment software. As of January 29, 2005, we operated 1,310 strip center stores in the United States, Ireland, Northern Ireland and Puerto Rico. Our strip center stores are located in both high traffic “power strip centers” and local neighborhood strip centers, primarily in major metropolitan areas. These locations provide visibility, easy access and high frequency of visits. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

•	Mall-Based Stores. Our mall-based stores, which average approximately 1,200 square feet, carry primarily new video game products and PC entertainment software, as well as used video game products. As of January 29, 2005, we operated 516 mall stores in high traffic shopping malls in targeted locations throughout the United States, Puerto Rico and Guam.
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
      Locations. The table below sets forth the number of our stores located in each state, the District of Columbia, Ireland, Northern Ireland, Puerto Rico and Guam as of January 29, 2005:

Number
State	of Stores

Alabama	27
Alaska	3
Arizona	34
Arkansas	11
California	206

Number
State	of Stores

Colorado	28
Connecticut	21
Delaware	8
District of Columbia	1
Florida	79
Georgia	45
Guam	2
Hawaii	13
Idaho	3
Illinois	94
Indiana	25
Iowa	20
Kansas	14
Kentucky	18
Louisiana	25
Maine	3
Maryland	46
Massachusetts	31
Michigan	66
Minnesota	32
Mississippi	17
Missouri	34
Montana	6
Nebraska	7
Nevada	18
New Hampshire	10
New Jersey	75
New Mexico	15
New York	89
North Carolina	39
North Dakota	6
Ohio	83
Oklahoma	23
Oregon	15
Pennsylvania	84
Puerto Rico	15
Rhode Island	5
South Carolina	20
South Dakota	3
Tennessee	30
Texas	204
Utah	21
Vermont	1
Virginia	50

Number
State	of Stores

Washington	43
West Virginia	11
Wisconsin	21
Wyoming	1

1,801
Ireland	22
Northern Ireland	3

1,826

Game Informer
      We publish Game Informer, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. The magazine is sold through subscription and through displays in our stores. For its February 2005 issue, the magazine had more than 2,000,000 paid subscriptions. According to Advertising Age magazine, Game Informer is the 26th largest consumer publication in the U.S. and had the third largest increase in paid circulation among U.S. consumer magazines in 2004, with an increase in excess of 43%. Also, according to Advertising Age magazine, Game Informer had the largest increase in paid circulation in 2003, with an increase in excess of 45%. Game Informer revenues are also generated through the sale of advertising space. In addition, we offer the GameStop loyalty card as a bonus with each paid subscription, providing our subscribers with a discount on selected merchandise.
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
      As part of our brand-building efforts and targeted growth strategies, in the last three years, we expanded our newspaper advertising in certain targeted markets at certain key times of the year. In addition, we expanded our use of radio advertising in certain markets to promote store openings. We plan to continue these efforts in fiscal 2005.

Information Management
      Our operating strategy involves providing a broad merchandise selection to our customers as quickly and as cost-effectively as possible. We use our inventory management systems to maximize the efficiency of the flow of products to our stores, enhance store efficiency and optimize store in-stock and overall investment in inventory.
      Distribution. We operate a 210,000 square foot state-of-the-art distribution center in Grapevine, Texas. By operating with a centralized distribution facility, we effectively control and minimize inventory levels. A technologically-advanced conveyor system and flow-through racks control costs and improve speed of fulfillment. The technology used in the distribution center allows for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. In order to support our first-to-market distribution network, we utilize the services of nine off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles and deliver them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week. We purchased a new 420,000 square foot headquarters and distribution center in Grapevine, Texas in 2004 and relocated certain of our distribution center operations to this facility. We intend to move our remaining distribution center operations to that facility in the second quarter of fiscal 2005.
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
Field Management and Staff
      Our United States, Puerto Rico and Guam store operations are managed by a centrally located vice president of stores, four divisional vice presidents and 14 regional store operations directors. The regions are divided into approximately 140 districts, each with a district manager covering an average of 13 stores. Our stores in Ireland and Northern Ireland are managed by the founders of Gamesworld. Each store employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products, we provide our employees with targeted incentive programs to drive sales. We also provide our employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores. We also employ 14 regional loss prevention managers who assist the field in implementing security to prevent theft of our products.
      Our stores communicate with our corporate offices via daily e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We also sponsor an annual store managers’ conference, which we invite all video game software publishers to attend, and operate an intense educational training program to provide our employees with information about the video game products that will be released by those publishers in the holiday season.
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
Vendors
      We purchase substantially all of our new products from approximately 85 manufacturers and software publishers and approximately five distributors. Purchases from the top ten vendors accounted for approximately 71% of our new product purchases in fiscal 2004. Only Electronic Arts, Nintendo and Microsoft (which accounted for 14%, 13% and 12%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2004. We have established price protections and return privileges with our primary vendors in order to reduce the risk of inventory obsolescence. In addition, we have no purchase contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relations with our vendors.
Competition
      The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; other video game and PC software specialty stores located in malls and other locations, including Electronics Boutique; toy retail chains, including Toys “R” Us; mail-order businesses; catalogs; direct sales by software publishers; online retailers; and computer product and consumer electronics stores, including Best Buy and Circuit City. In addition, video games are available for rental from many video stores, some of whom, like Hollywood Entertainment and Blockbuster, have increased the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.
Seasonality
      Our business, like that of many specialty retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2004, we generated approximately 38% of our sales and approximately 56% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.
Trademarks
      We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “Babbage’s” and “FuncoLand,” all of which have been registered by us with the United States Patent and

Trademark Office. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Employees
      We have approximately 2,500 full-time salaried, 2,300 full-time hourly and between 12,000 and 18,000 part-time hourly employees depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of the electronic game industry. We believe that our relationship with our employees is excellent. None of our employees is represented by a labor union or is a member of a collective bargaining unit.
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
      The terms of the store leases for the 1,826 leased stores open as of January 29, 2005 expire as follows:

Number
Lease Terms to Expire During	of Stores

(12 Months Ending on or About January 31)
Expired and in negotiations	139
2006	186
2007	174
2008	132
2009	169
2010 and later	1,026

1,826

      In addition to our stores, we lease a 250,000 square foot headquarters and distribution center in Grapevine, Texas. This lease expires on January 31, 2006.
      In March 2004, we purchased a 420,000 square foot facility in Grapevine, Texas. We relocated certain of our distribution operations to this facility in fiscal 2004 and will be relocating our headquarters and remaining distribution center operations to this facility in the second quarter of fiscal 2005. Management believes this facility will support our long-term growth.
      We lease a 7,300 square foot office facility in Minneapolis, Minnesota which houses the operations of Game Informer magazine. This lease expires in February 2007.
      We lease a 15,000 square foot facility in Dublin, Ireland, which houses the corporate and distribution operations for the Company’s operations in Ireland and Northern Ireland. This lease expires in January 2013.

Item 3.	Legal Proceedings
      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Moreira was seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which defined the class of current and former salaried retail managers and will result in a cost to the Company of approximately $2,750,000. On January 28, 2005, the court granted approval of the settlement. The matter is now in the claims administration process. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. Management expects that the final settlement and resolution of this case will take place in the second quarter of fiscal 2005.
      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against the Company in U.S. District Court, Western District of Louisiana, Lafayette/ Opelousas Division, alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz is seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. On January 12, 2005, GameStop filed an answer to the complaint and a motion to transfer the action to the Northern District of Texas, Fort Worth Division. GameStop is awaiting the court’s decision on the motion. Management intends to vigorously defend this action and does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.
      On February 14, 2005, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, and Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland and Ace Mealer. Plaintiffs are seeking damages in excess of $600 million under the Alabama wrongful death statute. GameStop and the other defendants are in the process of preparing an initial response and intend to vigorously defend this action.
      In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the 13 weeks ended January 29, 2005.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      The Company’s Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME”. The Company’s Class B common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “GME.B” on November 12, 2004. As such, there was no public trading market for the Company’s Class B common stock prior to that time.

      The following table sets forth, for the periods indicated, the high and low sales prices of the Class A common stock on the NYSE Composite Tape.

	Fiscal 2004

	High	Low

Fourth Quarter	$23.50	$18.68
Third Quarter	$20.23	$14.87
Second Quarter	$18.18	$14.54
First Quarter	$18.65	$16.29

	Fiscal 2003

	High	Low

Fourth Quarter	$18.57	$14.30
Third Quarter	$18.92	$12.66
Second Quarter	$14.85	$11.55
First Quarter	$13.00	$7.59
      The following table sets forth, for the periods indicated, the high and low sales prices of the Class B common stock on the NYSE Composite Tape.

	Fiscal 2004

	High	Low

Fourth Quarter (from November 12, 2004)	$24.00	$18.75
Approximate Number of Holders of Common Equity
      As of February 23, 2005, there were approximately 8,500 record holders of the Company’s $.001 par value per share Class A common stock and approximately 31,000 record holders of the Company’s $.001 par value per share Class B common stock.
Dividends
      The Company has never declared or paid any dividends on its common stock. We may consider in the future the advisability of paying dividends. However, our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our board of directors deems relevant. In addition, the terms of the revolving credit facility we entered into in June 2004 restricts our ability to pay dividends if the availability under the credit facility is less than $20,000,000. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Authorized for Issuance under Equity Compensation Plans
      Information for our equity compensation plans in effect as of January 29, 2005, is as follows:

			Number of Securities
			Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,406,000	$10.86	5,168,000
Equity compensation plans not approved by security holders	0	not applicable	0

Total	11,406,000	$10.86	5,168,000

      On March 11, 2005, an additional 2,102,000 options to purchase our Class A common stock were granted under our Amended and Restated 2001 Incentive Plan at an exercise price of $20.25 per share. These options vest in equal increments over three years and expire on March 10, 2015.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal 2004. As of January 29, 2005, the Company had no amount remaining available for purchases under any repurchase program.

Item 6.	Selected Consolidated Financial Data
      The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002 consisted of 52 weeks and the fiscal year ended February 3, 2001 consisted of 53 weeks. The “Statement of Operations Data” for the fiscal years 2004, 2003 and 2002 and the “Balance Sheet Data” as of January 29, 2005 and January 31, 2004 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended February 2, 2002 and February 3, 2001 and the “Balance Sheet Data” as of February 1, 2003, February 2, 2002 and February 3, 2001 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

      Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001

	In Thousands, except per share data and statistical data
Statement of Operations Data:
Sales	$1,842,806	$1,578,838	$1,352,791	$1,121,138	$756,697
Cost of sales	1,328,611	1,142,264	1,009,491	854,035	570,995

Gross profit	514,195	436,574	343,300	267,103	185,702
Selling, general and administrative expenses(1)(2)	378,029	302,703	233,075	202,041	157,242
Depreciation and amortization(1)(2)	37,019	29,487	23,154	19,850	13,623
Amortization of goodwill	—	—	—	11,125	9,223

Operating earnings	99,147	104,384	87,071	34,087	5,614
Interest expense (income), net	236	(804)	(630)	19,452	23,411

Earnings (loss) before income taxes	98,911	105,188	87,701	14,635	(17,797)
Income tax expense (benefit)	37,985	41,721	35,297	7,675	(5,836)

Net earnings (loss)	$60,926	$63,467	$52,404	$6,960	$(11,961)

Net earnings (loss) per share — basic	$1.11	$1.13	$0.93	$0.19	$(0.33)

Weighted average shares outstanding — basic	54,662	56,330	56,289	36,009	36,009

Net earnings (loss) per share — diluted	$1.05	$1.06	$0.87	$0.18	$(0.33)

Weighted average shares outstanding — diluted	57,796	59,764	60,419	39,397	36,009

Other Financial Data:
Net earnings (loss) excluding the after-tax effect of goodwill amortization(3)	$60,926	$63,467	$52,404	$15,373	$(5,212)
Net earnings (loss) per share excluding the after-tax effect of goodwill amortization — diluted(3)	$1.05	$1.06	$0.87	$0.39	$(0.14)
Store Operating Data:
Stores open at the end of period	1,826	1,514	1,231	1,038	978
Comparable store sales increase (decrease)(4)	1.7%	0.8%	11.4%	32.0%	(6.7)%
Inventory turnover	5.4	4.9	4.9	5.2	4.6
Balance Sheet Data:
Working capital (deficit)	$110,093	$188,378	$174,482	$31,107	$(1,726)
Total assets(1)(2)	914,983	902,189	806,237	608,674	511,504
Total debt	36,520	—	—	399,623	385,148
Total liabilities(1)(2)	371,972	308,156	257,562	612,659	532,114
Stockholders’ equity (deficit)	543,011	594,033	548,675	(3,985)	(20,610)

(1)	In 2004, we revised our method of accounting for rent expense to conform to GAAP, as recently clarified by the Chief Accountant of the SEC in a February 7, 2005 letter to the American Institute of Certified Public Accountants. A non-cash, after-tax adjustment of $3,312 was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability) to include the impact of escalating rents for periods in which we are reasonably assured of exercising lease options and to include any “rent holiday” period (a period during which the Company is not obligated to pay rent) the lease allows while the store is being constructed. We also corrected our calculation of depreciation expense for leasehold improvements for those leases which do not include an option period.

The impact of these corrections on periods prior to fiscal 2004 was not material and the adjustment does not affect historical or future cash flows or the timing of payments under related leases. See Note 1 of “Notes to Consolidated Financial Statements” of the Company for additional information concerning lease accounting.

(2)	In 2004, the Company changed its classification of tenant improvement allowances on the balance sheets, statement of operations and statements of cash flows. The Company historically classified tenant improvement allowances as reductions of property and equipment on the Company’s balance sheets and as reductions in depreciation and amortization in the Company’s statements of operations. In order to comply with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), however, the Company has reclassified tenant improvement allowances as deferred rent liabilities (in other long-term liabilities) on the Company’s balance sheets and as a reduction of rent expense (in selling, general and administrative expenses) in the statements of operations. The effect of this reclassification increased total assets and total liabilities on the Company’s balance sheets by $4,671 as of January 29, 2005, $3,265 as of January 31, 2004, $2,328 as of February 1, 2003, $1,831 as of February 2, 2002 and $1,747 as of February 3, 2001 and decreased selling, general and administrative expense and increased depreciation expense in the Company’s statements of operations by $671, $540, $601, $678 and $649 in fiscal 2004, 2003, 2002, 2001 and 2000, respectively. Note 1 of “Notes to Consolidated Financial Statements” of the Company provides additional information concerning lease accounting.

(3)	Net earnings (loss) excluding the after-tax effect of goodwill amortization is presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for or superior to, operating earnings, net earnings, cash flow and other measures of financial performance prepared in accordance with GAAP.

(4)	Stores are included in our comparable store sales base beginning in the 13th month of operation. Comparable store sales for the fiscal year ended February 3, 2001 were computed using the first 52 weeks of the 53 week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
General
      We are the largest specialty retailer of video game products and PC entertainment software in the United States, based on the number of U.S. retail stores we operate and our total U.S. revenues. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of January 29, 2005, we operated 1,826 stores, in 50 states, the District of Columbia, Ireland, Northern Ireland, Puerto Rico and Guam, primarily under the name GameStop. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine in the United States.
      Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 29, 2005, or “fiscal 2004,” January 31, 2004, or “fiscal 2003,” and February 1, 2003, or “fiscal 2002,” consisted of 52 weeks.
      Our wholly-owned subsidiary Babbage’s began operations in November 1996. In October 1999, Babbage’s was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble. In June 2000,

Barnes & Noble acquired Funco and thereafter, Babbage’s became a wholly-owned subsidiary of Funco. In December 2000, Funco changed its name to GameStop, Inc.
      Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2 and, in November 2001, Microsoft introduced Xbox and Nintendo introduced GameCube. Nintendo introduced the Game Boy Advance SP in March 2003 and the DS in November 2004. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. The retail prices for the PlayStation 2, the Xbox and the GameCube were reduced in May 2002 and May 2003, resulting in an increase in unit sales and sales of the related software and accessories. In September 2003, Nintendo reduced the retail price of the GameCube, which resulted in a significant increase in unit sales and sales of the related software and accessories during the fourth quarter of 2003. In March 2004, Microsoft reduced the retail price of the Xbox and, in May 2004, Sony reduced the retail price of the PlayStation2. We expect that the installed base of these hardware platforms and sales of related software and accessories will increase in the future. Sony launched the PSP in March 2005 and the Company anticipates that Microsoft will launch the Xbox 2 in November 2005. Because of these anticipated launches, we expect that our gross margin will decline from fiscal 2004 to fiscal 2005.
Critical Accounting Policies
      The Company believes that the following are its most significant accounting policies which are important in determining the reporting of transactions and events.
      Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.
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
      Property and Equipment. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including renewal options in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Capitalized lease acquisition costs are being amortized over the average lease terms of the underlying leases. Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. No write-downs have been necessary by the Company through January 29, 2005.
      Goodwill. Goodwill, aggregating $340.0 million, was recorded in the acquisition of Funco and through the application of “push-down” accounting in accordance with SAB 54 in connection with the acquisition of Babbage’s by a subsidiary of Barnes & Noble. Goodwill in the amount of $2.9 million was recorded in connection with the acquisition of Gamesworld Group Limited in June 2003. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead evaluate goodwill for impairment on at least an annual basis. Prior to the adoption of the provisions of SFAS 142, the Company’s goodwill was amortized on a straight-line basis over a 30-year period. At February 2, 2002, accumulated amortization was $22.0 million. In accordance with the requirements of SFAS 142, the Company completed the initial impairment test of the goodwill attributable to its reporting unit as of February 3, 2002, and concluded that none of its goodwill was impaired. As part of this analysis, the Company determined that it has one reporting unit based upon the similar economic characteristics of its operations. Fair value of this reporting unit was estimated using market capitalization methodologies. Subsequent to the acquisition of Gamesworld Group Limited, the Company determined that it still has one reporting unit based upon the similar economic characteristics of its operations. The Company also evaluates the goodwill of its reporting unit for impairment at least annually. The Company elected to perform its annual impairment test during the fourth quarter of both fiscal 2003 and fiscal 2004 and concluded that none of its goodwill was impaired. Note 7 of “Notes to Consolidated Financial Statements” of the Company provides additional information concerning goodwill.
      Cash Consideration Received from Vendors. The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs, in accordance with FASB Emerging Issues Task Force Issue 02-16 or “EITF 02-16,” results in a portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs as in years prior to fiscal 2003. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances recorded as a reduction of inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applies this ratio to the value of inventory in determining the amount of vendor reimbursements recorded as a reduction to inventory reflected on the balance sheet. Because of the variability in the timing of our advertising and marketing programs throughout the year, the Company uses significant estimates in determining the amount of vendor allowances recorded as a reduction of inventory in interim periods, including estimates of full year vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory. Estimates of full year vendor allowances and the value of inventory are dependent upon estimates of full year merchandise purchases. Determining the amount of vendor allowances recorded as a reduction of inventory at the end of the fiscal year no longer requires the use of estimates as all vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory are known.
      Lease Accounting. The Company, similar to many other retailers, has revised its method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) to conform to GAAP, as recently clarified by the Chief Accountant of the SEC in a February 7, 2005 letter to the American Institute of Certified Public Accountants. For all stores opened since the beginning of fiscal 2002, the Company had calculated straight-line rent expense using the initial lease term, but was generally depreciating leasehold improvements over the shorter of their estimated useful lives or the initial lease term plus the option periods. The Company corrected its calculation of straight-line rent expense to include the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company also corrected its calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. Because the effects of the correction were not material to any previous years, a non-cash, after-tax adjustment of $3.3 million was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability). Of the $3.3 million after-tax adjustment, $1.8 million pertained to the accounting for rent holidays, $1.4 million pertained to the calculation of straight-line rent expense to include the impact of escalating rents for periods in which the Company is reasonably assured of exercising lease options and $0.1 million pertained to the calculation of depreciation expense for leasehold improvements for the small portion of leases which do not include an option period. The aggregate effect of these corrections relating to prior years was $1.9 million ($0.9 million for fiscal 2003, $0.4 million for fiscal 2002 and $0.6 million for years prior to fiscal 2002). The correction does not affect historical or future cash flows or the timing of payments under related leases.
      In addition, the Company has changed its classification of tenant improvement allowances on its balance sheets and statements of cash flows. Like many other retailers, the Company had historically classified tenant improvement allowances as reductions of property and equipment on the Company’s balance sheets, as reductions in depreciation and amortization in the Company’s statements of operations and as reductions in capital expenditures, an investing activity, on the Company’s statements of cash flows. In order to comply with the provisions of FTB 88-1, however, the Company has reclassified tenant improvement allowances as deferred rent liabilities (in long-term liabilities) on the Company’s balance sheets, as a reduction of rent expense (in selling, general and administrative expenses) in the statements of operations and as an operating activity on the statements of cash flows. The effect of this reclassification increased property and equipment and deferred rent and other long-term liabilities on the Company’s balance sheets by $4.7 million as of January 29, 2005 and $3.3 million as of January 31, 2004, decreased selling, general and administrative expense and increased depreciation expense in the Company’s statements of operations by $0.7 million, $0.5 million and $0.6 million in fiscal 2004, 2003 and 2002, respectively, and increased net cash flows provided by operating activities and increased net cash flows used in investing activities in the Company’s statements of cash flows by $2.3 million, $1.5 million and $1.1 million in fiscal 2004, 2003 and 2002, respectively.

Results of Operations
      The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	72.1	72.4	74.6

Gross profit	27.9	27.6	25.4
Selling, general and administrative expenses	20.5	19.2	17.3
Depreciation and amortization	2.0	1.8	1.7

Operating earnings	5.4	6.6	6.4
Interest expense (income), net	0.0	0.0	(0.1)

Earnings before income taxes	5.4	6.6	6.5
Income tax expense	2.1	2.6	2.6

Net earnings	3.3%	4.0%	3.9%

      The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 these purchasing, receiving and distribution costs amounted to $14.1 million, $13.1 million and $12.8 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 these processing fees amounted to $12.0 million, $10.7 million and $10.7 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is lower than, and its selling, general and administrative expenses as a percentage of sales are higher than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.1%, 0.2% and 0.2% for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Fiscal 2004 Compared to Fiscal 2003
      Sales increased by $264.0 million, or 16.7%, from $1,578.8 million in fiscal 2003 to $1,842.8 million in fiscal 2004. The increase in sales was attributable to the $139.0 million in sales resulting from 338 new stores opened since January 31, 2004 and the $94.2 million in additional sales from having a full year of sales in fiscal 2004 from stores that opened in fiscal 2003, compared to a partial year in 2003. Comparable store sales increased a modest 1.7% as increases in video game software sales driven by strong new game releases were offset by declining hardware price points and hardware shortages caused by insufficient quantities manufactured by hardware vendors. Management does not expect these hardware shortages to continue throughout fiscal 2005. Stores are included in our comparable store sales base beginning in the thirteenth month of operation.
      Cost of sales increased by $186.3 million, or 16.3%, from $1,142.3 million in fiscal 2003 to $1,328.6 million in fiscal 2004. Cost of sales as a percentage of sales decreased from 72.4% in fiscal 2003 to 72.1% in fiscal 2004. This decrease was primarily the result of the shift in sales mix from lower margin new video game hardware to higher margin video game software and accessories and used video game hardware. The Company expects the cost of sales as a percentage of sales to increase in fiscal 2005 due to the anticipated launch of two new hardware platforms.
      Selling, general and administrative expenses increased by $75.3 million, or 24.9%, from $302.7 million in fiscal 2003 to $378.0 million in fiscal 2004. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses, the $2.8 million provision for the proposed California labor litigation settlement, the $2.8 million charge attributable to the professional fees related to the spin-off of our Class B common shares previously owned by Barnes & Noble and $5.1 million attributable to correcting our method of accounting for rent expense. Selling, general and administrative expenses as a percentage of sales increased from 19.2% in fiscal 2003 to 20.5% in fiscal 2004. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses and investments in our international infrastructure (a combined impact of 0.7% of sales), the provision for the proposed California labor litigation settlement (0.2% of sales), the charge attributable to the professional fees related to the spin-off of our Class B common shares (0.2% of sales) and correcting our method of accounting for rent expense (0.3% of sales). Management anticipates that the new method of accounting for rent expense will impact selling, general and administrative expenses in fiscal 2005 by approximately $2.8 million.
      Depreciation and amortization expense increased from $29.5 million in fiscal 2003 to $37.0 million in fiscal 2004. This increase of $7.5 million was due to the capital expenditures for new stores and management information systems during the fiscal year. Depreciation and amortization expense will increase from fiscal 2004 to fiscal 2005 due to continued capital expenditures for new stores and management information systems and due to the commencement of full operations in the Company’s new distribution facility.
      Interest income resulting from the investment of excess cash balances increased from $1.5 million in fiscal 2003 to $1.9 million in fiscal 2004 due to an increase in the level of investments and the average yield on the investments. Interest expense increased by $1.5 million, from $0.7 million in fiscal 2003 to $2.2 million in fiscal 2004. This increase in interest expense was due to the interest incurred on the note payable to Barnes & Noble in connection with the repurchase of the Company’s Class B common stock. Interest expense on this note payable is expected to be approximately $2.0 million in fiscal 2005.
      Income tax expense decreased by $3.7 million, from $41.7 million in fiscal 2003 to $38.0 million in fiscal 2004. The Company’s effective tax rate decreased from 39.7% in fiscal 2003 to 38.4% in fiscal 2004 due to corporate restructuring. The effective tax rate resulting from the corporate restructuring is expected to recur. See Note 12 of “Notes to Consolidated Financial Statements” of the Company for additional information regarding income taxes.
      The factors described above led to a decrease in operating earnings of $5.3 million, from $104.4 million in fiscal 2003 to $99.1 million in fiscal 2004 and a decrease in net earnings of $2.6 million, or 4.0%, from $63.5 million in fiscal 2003 to $60.9 million in fiscal 2004.

Fiscal 2003 Compared to Fiscal 2002
      Sales increased by $226.0 million, or 16.7%, from $1,352.8 million in fiscal 2002 to $1,578.8 million in fiscal 2003. The increase in sales was attributable to the $126.3 million in sales resulting from 300 new stores opened since February 1, 2003 and the $78.1 million in additional sales from having a full year of sales in fiscal 2003 from stores that opened in fiscal 2002, compared to a partial year in 2002. Comparable store sales increased a modest 0.8% as declining video game hardware price points offset a significant increase in video game software sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation.
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
      Selling, general and administrative expenses increased by $69.6 million, or 29.9%, from $233.1 million in fiscal 2002 to $302.7 million in fiscal 2003. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. In addition, implementing EITF 02-16 caused an increase of $26.8 million in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales increased from 17.3% in fiscal 2002 to 19.2% in fiscal 2003. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the effect of implementing EITF 02-16.
      Depreciation and amortization expense increased from $23.2 million in fiscal 2002 to $29.5 million in fiscal 2003. This increase of $6.3 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements during the fiscal year.
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
      During fiscal 2004, cash provided by operations was $146.0 million, compared to cash provided by operations of $71.3 million in fiscal 2003. In fiscal 2004, cash provided by operations was primarily due to net income of $60.9 million, depreciation and amortization of $37.0 million, provisions for inventory reserves of $17.8 million, a decrease in prepaid taxes of $9.7 million and an increase in accounts payable and accrued liabilities of $17.9 million, offset in part by an increase in merchandise inventory of $10.6 million. The increase in merchandise inventories was less than increases in fiscal 2003 and fiscal 2002 because of video game hardware shortages, which are expected to be temporary. In fiscal 2003, cash provided by operations was primarily due to net income of $63.5 million, depreciation and amortization of $29.5 million, provisions for inventory reserves of $12.9 million and an increase in accounts payable of $40.0 million, which were offset partially by an increase in merchandise inventories of $72.7 million. The increase in merchandise inventories in fiscal 2003 was due to the Company’s investment in merchandise inventories to support the overall growth of the Company and the anticipated store openings in early fiscal 2004.
      Cash used in investing activities was $99.2 million and $68.0 million during fiscal 2004 and fiscal 2003, respectively. During fiscal 2004, our capital expenditures included approximately $27.7 million to acquire and build-out a new corporate headquarters and distribution center facility in Grapevine, Texas. The remaining $70.6 million in capital expenditures was used to open new stores, remodel existing stores and invest in information systems. During fiscal 2003, we had capital expenditures of $64.5 million to open new stores, remodel existing stores and invest in distribution and information systems.
      Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 338 stores in fiscal 2004 and expect to open between 370 and 400 stores in fiscal 2005. Projected capital expenditures for fiscal 2005 are approximately $80 million, to be used primarily to fund new store openings, equip and improve the Company’s new headquarters and distribution center and invest in distribution and information systems.
      The projected capital expenditures for fiscal 2005 include approximately $6 million to complete the improvements to and equip the 420,000 square foot headquarters and distribution center facility in Grapevine, Texas which the Company acquired in March 2004. We expect that the total cost to purchase, improve and equip this facility will be approximately $34 million. The distribution systems in this facility are expected to be ready for testing in early fiscal 2005 and the facility is expected to be fully-operational in the second quarter of fiscal 2005, at which time all headquarters and remaining distribution functions will be relocated. Depreciation on certain leasehold improvements to the Company’s existing facility has been adjusted to reflect the shorter life of these assets, which will be abandoned after the relocation is complete.
      In June 2004, the Company amended and restated its $75.0 million senior secured revolving credit facility, which now expires in June 2009. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 55% of non-defective inventory, net of certain reserves. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as: (1) Prime Rate loans which bear interest at the prime rate (defined in the credit facility as the higher of (a) the administrative agent’s announced prime rate, or (b) 1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time); or (2) LIBO Rate loans bearing interest at the LIBO Rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. If availability under the revolving credit facility is less than $20.0 million, the revolving credit facility restricts our ability to pay dividends. There have been no borrowings under the revolving credit facility.
      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50.0 million of the Company’s Class A common shares. The Company had the right to repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. During the 52 weeks ended January 29, 2005, the Company repurchased 959,000 shares at an average share price of $15.64. During the 52 weeks ended January 30, 2004, the Company repurchased 2,304,000 shares at an average share price of $15.19. From the inception of this repurchase program through January 29, 2005, the Company repurchased 3,263,000 shares at an average share price of $15.32, totaling $50.0 million, and, as of January 29, 2005, had no amount remaining available for purchases under this repurchase program. The repurchased shares will be held in treasury.
      In October 2004, the Board of Directors authorized a repurchase of Class B common stock held by Barnes & Noble. The Company repurchased 6,107,000 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. The Company paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million. A payment of $37.5 million was made on

January 15, 2005, as defined in the promissory note, which also requires three payments of $12.2 million due on October 15, 2005, October 15, 2006 and October 15, 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due. The repurchased shares were immediately retired.
      Based on our current operating plans, we believe that available cash balances and cash generated from our operating activities will be sufficient to fund our operations, required payments on our note payable, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.
Contractual Obligations
      The following table sets forth our contractual obligations as of January 29, 2005:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	In millions
Long-Term Debt(1)	$36.5	$12.2	$24.3	$—	$—
Operating Leases	$444.4	$70.0	$120.9	$98.9	$154.6

Total	$480.9	$82.2	$145.2	$98.9	$154.6

(1)	The long-term debt bears interest at 5.5%, which will result in additional obligations of approximately $2.0 million in less than one year and $2.0 million in one to three years.
      In addition to minimum rentals, the operating leases generally require the Company to pay all insurance, taxes and other maintenance costs and may provide for percentage rentals. Percentage rentals are based on sales performance in excess of specified minimums at various stores. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, including renewal options for those leases in which it is reasonably assured that the Company will exercise the renewal option. The Company does not have leases with capital improvement funding or leases with payments dependent upon indexes or rates.
      As of January 29, 2005, we had no other commercial commitments such as standby letters of credit, guarantees, or standby repurchase obligations outstanding.
Off-Balance Sheet Arrangements
      As of January 29, 2005, the Company had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.
Impact of Inflation
      We do not believe that inflation has had a material effect on our net sales or results of operations.
Certain Relationships and Related Transactions
      The Company operates departments within ten bookstores operated by Barnes & Noble. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, these charges amounted to $0.9 million, $1.0 million and $1.1 million, respectively.
      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. During the 52 weeks ended

January 29, 2005, January 31, 2004 and February 1, 2003, these allocated charges amounted to $2.7 million, $2.4 million and $1.7 million, respectively. The Company’s participation in Barnes & Noble’s insurance programs will expire in fiscal 2005 and the Company will secure new insurance coverage.
      In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9.5 million and was negotiated through an independent third party following an independent appraisal.
      In October 2004, the Board of Directors authorized a repurchase of Class B common stock held by Barnes & Noble. The Company repurchased 6,107,000 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of the Company’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. The Company paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million, which is payable in installments over the next three years and bears interest at 5.5% per annum, payable when principal installments are due. The Company made a principal payment of $37.5 million on the promissory note in January 2005. Interest expense on the promissory note for the 52 weeks ended January 29, 2005 totaled $1.3 million.
Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R), however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continue to be available, but we have not yet completed our assessment of the alternatives. FAS 123(R) will be effective for the Company beginning with the third quarter of 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts on a basis consistent with pro forma amounts that have been included in their footnotes. We have not yet concluded which transition option we will select. For the pro forma effect of a full year application, using our existing valuation and amortization assumptions, see Note 1 of Notes to Consolidated Financial Statements included in Item 15 of this Report on Form 10-K.
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
      (b) Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      March 22, 2005
      (c) Changes in Internal Controls Over Financial Reporting
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
Code of Ethics
      The Company has adopted a Code of Ethics that is applicable to the Company’s Chairman of the Board and Chief Executive Officer, Vice Chairman and Chief Operating Officer, President, Chief Financial Officer,

Vice President-Finance and any Executive Vice President of the Company. This Code of Ethics is attached as Exhibit 14.1 to this Form 10-K.
      In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics on the Company’s website (www.gamestop.com) within five business days following such amendment or waiver.

Item 11.	Executive Compensation(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(*)

Item 13.	Certain Relationships and Related Transactions(*)

Item 14.	Principal Accountant Fees and Services(*)

(*)	The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2005 Annual Meeting of Stockholders of the Company, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

(2) Financial Statement Schedules required to be filed by Item 8 of this form:
      The following financial statement schedule for the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:
Schedule II — Valuation and Qualifying Accounts
      For the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003:

			Charged to Other
	Balance at	Charged to	Accounts-	Write-Offs	Balance at
	Beginning	Costs and	Accounts	Net of	End of
	of Period	Expenses	Payable	Recoveries	Period

	(In thousands)
Inventory Reserve, deducted from asset accounts
52 Weeks Ended January 29, 2005	$12,274	$17,808	$9,856	$25,134	$14,804
52 Weeks Ended January 31, 2004	11,797	12,901	10,899	23,323	12,274
52 Weeks Ended February 1, 2003	10,400	14,071	10,214	22,888	11,797

      The Company does not maintain a reserve for estimated sales returns and allowances as amounts are considered to be immaterial. All other schedules are omitted because they are not applicable.
      (b) Exhibits
      The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)

4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)

10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)

10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.5	Amended and Restated 2001 Incentive Plan.

10.6	Supplemental Compensation Plan.

10.7	Form of Option Agreement.

10.8	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.9	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.10	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)

10.11	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)

10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.13	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.15	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.16	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)

10.17	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N Gamestop Holding Corp. and Barnes & Noble.(5)

10.18	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)

14.1	Code of Ethics for Senior Financial Officers.(6)

21.1	Subsidiaries.

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ R. Richard Fontaine

R. Richard Fontaine
Chairman of the Board and
Chief Executive Officer
Date: April 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ R. Richard Fontaine R. Richard Fontaine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2005

/s/ David W. Carlson David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Accounting and Financial Officer)	April 11, 2005

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Vice Chairman and Chief Operating Officer and Director	April 11, 2005

/s/ Michael N. Rosen Michael N. Rosen	Secretary and Director	April 11, 2005

/s/ Leonard Riggio Leonard Riggio	Director	April 11, 2005

/s/ Stephanie M. Shern Stephanie M. Shern	Director	April 11, 2005

/s/ Edward A. Volkwein Edward A. Volkwein	Director	April 11, 2005

/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Director	April 11, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas
      We have audited the accompanying consolidated balance sheets of GameStop Corp. as of January 29, 2005 and January 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week periods ended January 29, 2005, January 31, 2004 and February 1, 2003. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. at January 29, 2005 and January 31, 2004 and the results of its operations and its cash flows for each of the 52 week periods ended January 29, 2005, January 31, 2004 and February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.
      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth herein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GameStop Corp.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
Dallas, Texas
March 30, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9, that GameStop Corp. maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of GameStop Corp. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of GameStop Corp. based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that GameStop Corp. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, GameStop Corp. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of January 29, 2005 and January 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week periods ended January 29, 2005, January 31, 2004 and February 1, 2003. We have also audited the schedule listed in Item 15(a)(2) for this Form  10-K. Our report dated March 30, 2005 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
Dallas, Texas
March 30, 2005

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS

	January 29,	January 31,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$170,992	$204,905
Receivables, net	9,812	9,545
Merchandise inventories	216,296	223,526
Prepaid expenses and other current assets	18,400	14,340
Prepaid taxes	3,053	12,775
Deferred taxes	5,435	7,661

Total current assets	423,988	472,752

Property and equipment:
Land	2,000	—
Leasehold improvements	106,428	64,227
Fixtures and equipment	184,536	131,556

	292,964	195,783
Less accumulated depreciation and amortization	124,565	88,487

Net property and equipment	168,399	107,296

Goodwill, net	320,888	320,826
Other noncurrent assets	1,708	1,315

Total other assets	322,596	322,141

Total assets	$914,983	$902,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,739	$204,011
Accrued liabilities	94,983	79,839
Note payable, current portion	12,173	—

Total current liabilities	313,895	283,850

Deferred taxes	20,257	17,731
Note payable, long-term portion	24,347	—
Deferred rent and other long-term liabilities	13,473	6,575

	58,077	24,306

Total liabilities	371,972	308,156

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 24,189 and 22,993 shares issued, respectively	24	23
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902 and 36,009 shares issued and outstanding	30	36
Additional paid-in-capital	500,769	510,597
Accumulated other comprehensive income	567	296
Retained earnings	91,621	118,087
Treasury stock, at cost, 3,263 and 2,304 shares, respectively	(50,000)	(35,006)

Total stockholders’ equity	543,011	594,033

Total liabilities and stockholders’ equity	$914,983	$902,189

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands, except per share data)
Sales	$1,842,806	$1,578,838	$1,352,791
Cost of sales	1,328,611	1,142,264	1,009,491

Gross profit	514,195	436,574	343,300
Selling, general and administrative expenses	378,029	302,703	233,075
Depreciation and amortization	37,019	29,487	23,154

Operating earnings	99,147	104,384	87,071
Interest income	(1,919)	(1,467)	(1,998)
Interest expense	2,155	663	1,368

Earnings before income tax expense	98,911	105,188	87,701
Income tax expense	37,985	41,721	35,297

Net earnings	$60,926	$63,467	$52,404

Net earnings per common share — basic	$1.11	$1.13	$0.93

Weighted average shares of common stock — basic	54,662	56,330	56,289

Net earnings per common share — diluted	$1.05	$1.06	$0.87

Weighted average shares of common stock — diluted	57,796	59,764	60,419

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Stock	Total

	(In thousands)
Balance at February 2, 2002	—	$—	36,009	$36	$(6,237)	$—	$2,216	$—	$(3,985)
Shares issued in public offering	20,764	21	—	—	347,318	—	—	—	347,339
Exercise of employee stock options (including tax benefit of $1,906)	286	—	—	—	2,917	—	—	—	2,917
Capital contribution from Barnes & Noble, Inc.	—	—	—	—	150,000	—	—	—	150,000
Net earnings for the 52 weeks ended February 1, 2003	—	—	—	—	—	—	52,404	—	52,404

Balance at February 1, 2003	21,050	21	36,009	36	493,998	—	54,620	—	548,675
Comprehensive income:
Net earnings for the 52 weeks ended January 31, 2004	—	—	—	—	—	—	63,467	—
Foreign currency translation	—	—	—	—	—	296	—	—
Total comprehensive income									63,763
Exercise of employee stock options (including tax benefit of $9,702)	1,943	2	—	—	16,599	—	—	—	16,601
Treasury stock acquired, 2,304 shares	—	—	—	—	—	—	—	(35,006)	(35,006)

Balance at January 31, 2004	22,993	23	36,009	36	510,597	296	118,087	(35,006)	594,033
Comprehensive income:
Net earnings for the 52 weeks ended January 29, 2005	—	—	—	—	—	—	60,926	—
Foreign currency translation	—	—	—	—	—	271	—	—
Total comprehensive income									61,197
Exercise of employee stock options (including tax benefit of $5,082)	1,196	1	—	—	14,555	—	—	—	14,556
Repurchase and retirement of Class B common stock	—	—	(6,107)	(6)	(24,383)	—	(87,392)	—	(111,781)
Treasury stock acquired, 959 shares	—	—	—	—	—	—	—	(14,994)	(14,994)

Balance at January 29, 2005	24,189	$24	29,902	$30	$500,769	$567	$91,621	$(50,000)	$543,011

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$60,926	$63,467	$52,404
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	37,019	29,487	23,154
Provision for inventory reserves	17,808	12,901	14,071
Amortization of loan cost	432	313	242
Deferred taxes	4,752	5,713	4,710
Tax benefit realized from exercise of stock options by employees	5,082	9,702	1,906
Loss on disposal of property and equipment	382	213	205
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	5,349	338	329
Increase in liability to landlords for tenant allowances, net	1,644	937	498
Minority interest	(96)	(298)	—
Changes in operating assets and liabilities, net
Receivables, net	(267)	(1,954)	(963)
Merchandise inventories	(10,578)	(72,712)	(37,089)
Prepaid expenses and other current assets	(4,060)	(4,111)	(1,872)
Prepaid taxes	9,722	(12,775)	—
Accounts payable, accrued liabilities and accrued income taxes payable	17,872	40,056	36,374

Net cash flows provided by operating activities	145,987	71,277	93,969

Cash flows from investing activities:
Purchase of property and equipment	(98,305)	(64,484)	(40,628)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash received	(62)	(3,027)	—
Net increase in other noncurrent assets	(825)	(522)	(788)

Net cash flows used in investing activities	(99,192)	(68,033)	(41,416)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	—	—	347,339
Issuance of shares relating to employee stock options	9,474	6,899	1,011
Repayment of debt due to Barnes & Noble, Inc.	—	—	(250,000)
Repayment of debt of Gamesworld Group Limited	—	(2,296)	—
Purchase of treasury shares through repurchase program	(14,994)	(35,006)	—
Repurchase of Class B shares	(111,781)	—	—
Issuance of debt relating to the Class B share repurchase	74,020	—	—
Repayment of debt relating to the Class B shares	(37,500)	—	—
Net increase in other payable to Barnes & Noble, Inc.	—	—	377

Net cash flows (used in) provided by financing activities	(80,781)	(30,403)	98,727

Exchange rate effect on cash and cash equivalents	73	34	—

Net increase (decrease) in cash and cash equivalents	(33,913)	(27,125)	151,280
Cash and cash equivalents at beginning of period	204,905	232,030	80,750

Cash and cash equivalents at end of period	$170,992	$204,905	$232,030

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation
      GameStop Corp. (“GameStop” or the “Company”) was incorporated under the laws of the State of Delaware in August 2001 as a holding company for GameStop, Inc. GameStop is a publicly held company. Until November 12, 2004, GameStop was a majority-owned subsidiary of Barnes & Noble, Inc. (“Barnes & Noble”).
      The Company’s wholly-owned subsidiary Babbage’s Etc. LLC (“Babbage’s”) began operations in November 1996. In October 1999, Babbage’s was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble. In June 2000, Barnes & Noble acquired Funco, Inc. (“Funco”) and thereafter, Babbage’s became a wholly-owned subsidiary of Funco. In December 2000, Funco changed its name to GameStop, Inc.
      GameStop is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories primarily through its GameStop trade name, a web site (gamestop.com) and Game Informer magazine. The Company operates its business as a single segment. The Company’s stores, which totaled 1,826 at January 29, 2005, are located in major regional shopping malls and strip centers in 50 states, the District of Columbia, Ireland, Northern Ireland, Puerto Rico and Guam.
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
      Until October 2004, all of the 36,009 shares of Class B common stock outstanding were held by Barnes & Noble. In October 2004, the Board of Directors authorized a repurchase of 6,107 shares of Class B common stock held by Barnes & Noble. The Company repurchased the shares at a price equal to $18.26 per share for aggregate consideration of $111,520 before costs of $261. The repurchased shares were immediately retired.
      On November 12, 2004, Barnes & Noble distributed to its stockholders its remaining 29,902 shares of the Company’s Class B common stock in a tax-free dividend. The Class B shares retained their super voting power of ten votes per share and are separately listed on the New York Stock Exchange under the symbol GME.B.

Consolidation
      The consolidated financial statements include the accounts of GameStop, its wholly-owned subsidiaries and its majority-owned subsidiary, Gamesworld Group Limited (“Gamesworld”). All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

Year-End
      The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2004 consisted of the 52 weeks ending on January 29, 2005. Fiscal 2003 consisted of the 52 weeks ending on January 31, 2004. Fiscal 2002 consisted of the 52 weeks ending on February 1, 2003.

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

Merchandise Inventories
      Our merchandise inventories are carried at the lower of cost or market using the average cost method. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. Inventory reserves as of January 29, 2005 and January 31, 2004 were $14,804 and $12,274, respectively.

Property and Equipment
      Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including option periods in which the exercise of the option is reasonably assured, (generally ranging from three to ten years). Capitalized lease acquisition costs are being amortized over the average lease terms of the underlying leases. Costs incurred in purchasing management information systems are capitalized and included in property and equipment; these costs are amortized over their estimated useful lives from the date the systems become operational.
      The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. No write-downs have been necessary by the Company through January 29, 2005.

Goodwill
      Goodwill, aggregating $339,991, was recorded in the acquisition of Funco and through the application of “push-down” accounting in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 54 (“SAB 54”) in connection with the acquisition of Babbage’s by a subsidiary of Barnes & Noble. Goodwill in the amount of $2,931 was recorded in connection with the acquisition of Gamesworld in June 2003. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired.
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
      In accordance with the requirements of SFAS 142, the Company completed the initial impairment test of the goodwill attributable to its reporting unit as of February 3, 2002, and concluded that none of its goodwill

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was impaired. As part of this analysis, the Company determined that it has one reporting unit based upon the similar economic characteristics of its operations. Fair value of this reporting unit was estimated using market capitalization methodologies. Subsequent to the acquisition of Gamesworld, the Company determined that it still has one reporting unit based upon the similar economic characteristics of its operations. The Company also evaluates the goodwill of its reporting unit for impairment at least annually, which the Company has elected to perform during the fourth quarter of each fiscal year. For fiscal 2004 and 2003, the Company determined that none of its goodwill was impaired. Note 7 provides additional information concerning goodwill.

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

Advertising Expenses
      The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for newspapers and other media during the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, were $8,881, $7,044 and $4,258, respectively.

Income Taxes
      For the periods prior to the Offering, GameStop was included in the consolidated federal tax return of Barnes & Noble. Following the closing of the Offering, Barnes & Noble owned less than 80% of GameStop and, accordingly, was no longer permitted to consolidate GameStop’s operations for income tax purposes. Since the close of the Offering, GameStop has filed income tax returns as a “C” corporation on a stand-alone basis. Accordingly, the financial statements reflect income tax expense as if GameStop had filed separate income tax returns as a “C” corporation on a stand-alone basis. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Accounting
      The Company, similar to many other retailers, has revised its method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) to conform to generally accepted accounting principles (“GAAP”), as recently clarified by the Chief Accountant of the SEC in a February 7, 2005 letter to the American Institute of Certified Public Accountants. For all stores opened since the beginning of fiscal 2002, the Company had calculated straight-line rent expense using the initial lease term, but was generally depreciating leasehold improvements over the shorter of their estimated useful lives or the initial lease term plus the option periods. The Company corrected its calculation of straight-line rent expense to include the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company also corrected its calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. Because the effects of the correction were not material to any previous years, a non-cash, after-tax adjustment of $3,312 was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability). Of the $3,312 after-tax adjustment, $1,761 pertained to the accounting for rent holidays, $1,404 pertained to the calculation of straight-line rent expense to include the impact of escalating rents for periods in which the Company is reasonably assured of exercising lease options and $147 pertained to the calculation of depreciation expense for leasehold improvements for the small portion of leases which do not include an option period. The aggregate effect of these corrections relating to prior years was $1,929 ($948 for fiscal 2003, $397 for fiscal 2002 and $584 for years prior to fiscal 2002). The correction does not affect historical or future cash flows or the timing of payments under related leases.
      In addition, the Company has changed its classification of tenant improvement allowances on its balance sheets and statements of cash flows. Like many other retailers, the Company had historically classified tenant improvement allowances as reductions of property and equipment on the Company’s balance sheets, as reductions in depreciation and amortization in the Company’s statements of operations and as reductions in capital expenditures, an investing activity, on the Company’s statements of cash flows. In order to comply with the provisions of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), however, the Company has reclassified tenant improvement allowances as deferred rent liabilities (in long-term liabilities) on the Company’s balance sheets, as a reduction of rent expense (in selling, general and administrative expenses) in the statements of operations and as an operating activity on the statements of cash flows. The effect of this reclassification increased property and equipment and deferred rent and other long-term liabilities on the Company’s balance sheets by $4,671 as of January 29, 2005 and $3,265 as of January 31, 2004, decreased selling, general and administrative expense and increased depreciation expense in the Company’s statements of operations by $671, $540 and $601 in fiscal 2004, 2003 and 2002, respectively, and increased net cash flows provided by operating activities and increased net cash flows used in investing activities in the Company’s statements of cash flows by $2,315, $1,477 and $1,099 in fiscal 2004, 2003 and 2002, respectively.

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
      The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation for the options granted under its plans:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands, except per share data)
Net earnings, as reported	$60,926	$63,467	$52,404
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,405	7,888	8,287

Pro forma net earnings	$51,521	$55,579	$44,117

Net earnings per common share — basic, as reported	$1.11	$1.13	$0.93

Net earnings per common share — basic, pro forma	$0.94	$0.99	$0.78

Net earnings per common share — diluted, as reported	$1.05	$1.06	$0.87

Net earnings per common share — diluted, pro forma	$0.89	$0.93	$0.73

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted-average fair value of the options granted during the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003 were estimated at $7.86, $5.30 and $8.08, respectively, using the Black-Scholes option pricing model with the following assumptions:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

Volatility	60.1%	61.6%	61.9%
Risk-free interest rate	3.3%	3.2%	4.6%
Expected life (years)	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. The fair value concepts were not changed significantly in FAS 123(R), however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used above continue to be available, but the Company has not yet completed its assessment of the alternatives. FAS 123(R) will be effective for the Company beginning with the third quarter of 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts on a basis consistent with pro forma amounts that have been included in the footnotes. The Company has not yet concluded which transition option it will select.

Use of Estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Fair Values of Financial Instruments
      The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the note payable reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets.

Vendor Concentration
      The Company’s largest vendors are Electronic Arts, Inc., Nintendo of America, Inc. and Microsoft Corp., which accounted for 14%, 13% and 12%, respectively, of the Company’s new product purchases in fiscal 2004.

Classifications
      The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003 these purchasing, receiving and distribution costs amounted to $14,098, $13,108 and $12,777, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003 these processing fees amounted to $12,014, $10,703 and $10,705, respectively.

Reclassifications
      Certain reclassifications have been made to conform the prior period data to the current year presentation.

2.	Vendor Arrangements
      In November 2002, the FASB Emerging Issues Task Force (“Task Force”) issued EITF Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” (“EITF 02-16”). EITF 02-16 addresses the following two issues: (i) the classification in a reseller’s financial statements of cash consideration received from a vendor (“Issue 1”); and (ii) the timing of recognition by a reseller of a rebate or refund from a vendor that is contingent upon achieving a specific cumulative level of purchases or remaining a customer for a specified time period (“Issue 2”). Issue 1 stipulates that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products and should, therefore, be recognized as a reduction of cost of merchandise sold when recognized in the reseller’s financial statements. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be recognized as revenue (or other income, as appropriate) when recognized in the reseller’s income statement, or (b) a reimbursement of a specific, incremental, identifiable cost incurred by the reseller in selling the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller’s income statement. Issue 2 states that vendor rebates should be recognized on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the reseller toward earning the rebate, provided the amounts are probable and reasonably estimable. Issue 1 was effective prospectively for all new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. Issue 2 was effective prospectively for all new arrangements initiated after November 21, 2002.
      The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. The change of our accounting for cooperative advertising arrangements and other vendor marketing programs resulted in a portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs as in prior years. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The impact of the new accounting method decreased our cost of sales for the 52 weeks ended January 29, 2005 and January 31, 2004 by $29,851 and $21,569, respectively, and increased selling, general and administrative expenses by $29,917 and $26,779, respectively. The impact to cost of sales for the 52 weeks ended January 29, 2005 and January 31, 2004 reflects the reclassification of the cooperative advertising credit, as well as $66 and $5,210, respectively, for the effect of the amounts deferred as a reduction in inventory. Prior periods have not been restated. However, the following table presents the 52 weeks ended January 31, 2004 and February 1, 2003 on a pro forma basis as if EITF 02-16 had been implemented prior to the beginning of fiscal 2002:

	52 Weeks	52 Weeks
	Ended	Ended
	January 31,	February 1,
	2004	2003

	(In thousands, except per
	share data)
Sales	$1,578,838	$1,352,791
Cost of sales	1,138,596	984,530

Gross profit	440,242	368,261
Selling, general and administrative expenses	302,703	258,371
Depreciation and amortization	29,487	23,154

Operating earnings	108,052	86,736
Interest income	(1,467)	(1,998)
Interest expense	663	1,368

Earnings before income tax expense	108,856	87,366
Income tax expense	43,108	35,160

Net earnings	$65,748	$52,206

Net earnings per common share — basic	$1.17	$0.93

Weighted average shares of common stock — basic	56,330	56,289

Net earnings per common share — diluted	$1.10	$0.86

Weighted average shares of common stock — diluted	59,764	60,419

3.	Acquisitions
      On June 23, 2003, the Company acquired a controlling interest in Gamesworld, an Ireland-based electronic games retailer, for approximately $3,340. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of approximately $2,931, has been recorded as goodwill. The pro forma effect assuming the acquisition of Gamesworld at the beginning of fiscal 2002 and fiscal 2003 is not material.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Computation of Net Earnings per Common Share
      A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands, except per share data)
Net earnings	$60,926	$63,467	$52,404

Weighted Common Shares Outstanding	54,662	56,330	56,289
Common Share Equivalents Related to Options and Warrants	3,134	3,434	4,130

Common Shares and Common Share Equivalents	57,796	59,764	60,419

Net Earnings per Common Share:
Basic	$1.11	$1.13	$0.93

Diluted	$1.05	$1.06	$0.87

      The following table contains information on options to purchase shares of common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates

	(In thousands, except per share data)
52 Weeks Ended January 29, 2005	30	$21.25	2012
52 Weeks Ended January 31, 2004	3,831	$18.00-$21.25	Through 2013
52 Weeks Ended February 1, 2003	4,372	$16.48-$21.25	Through 2012

5.	Receivables, Net
      Receivables represent primarily bankcard and other receivables as follows:

	January 29,	January 31,
	2005	2004

	(In thousands)
Bankcard receivables	$5,946	$5,147
Other receivables	4,259	4,787
Allowance for doubtful accounts	(393)	(389)

Total receivables, net	$9,812	$9,545

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Liabilities
      Accrued liabilities consist of the following:

	January 29,	January 31,
	2005	2004

	(In thousands)
Gift certificates and customer deposits	$35,213	$26,797
Deferred revenue	9,484	7,255
Accrued rent	6,090	7,378
Employee compensation and related taxes	5,750	6,525
Other taxes	5,129	5,033
Other accrued liabilities	33,317	26,851

Total accrued liabilities	$94,983	$79,839

7.	Goodwill
      The Company adopted the transitional disclosures of SFAS 142 effective February 3, 2002 (see Note 1). The changes in the carrying amount of goodwill for the Company’s business segment for the 52 weeks ended January 29, 2005 and January 31, 2004 were as follows:

Goodwill

(In thousands)
Balance at February 1, 2003	$317,957
Addition for the acquisition of Gamesworld Group Limited	2,869
Impairment for the 52 weeks ended January 31, 2004	—

Balance at January 31, 2004	320,826
Additional cost relating to the acquisition of Gamesworld Group Limited	62
Impairment for the 52 weeks ended January 29, 2005	—

Balance at January 29, 2005	$320,888

8.	Debt
      In June 2004, the Company amended and restated its $75,000 senior secured revolving credit facility, which now expires in June 2009. The revolving credit facility is governed by an eligible inventory borrowing base agreement, defined as 55% of non-defective inventory, net of certain reserves. Loans incurred under the credit facility will be maintained from time to time, at the Company’s option, as: (1) Prime Rate loans which bear interest at the prime rate (defined in the credit facility as the higher of (a) the administrative agent’s announced prime rate, or (b) 1/2 of 1% in excess of the federal funds effective rate, each as in effect from time to time); or (2) LIBO Rate loans bearing interest at the LIBO Rate for the applicable interest period, in each case plus an applicable interest margin. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused amounts of the revolving credit facility. Any borrowings under the revolving credit facility are secured by the assets of the Company. If availability under the revolving credit facility is less than $20,000, the revolving credit facility restricts the Company’s ability to pay dividends. There have been no borrowings under the revolving credit facility.
      In October 2004, the Company issued a promissory note in favor of Barnes & Noble in the principal amount of $74,020 in connection with the repurchase of Class B common shares held by Barnes & Noble. A payment of $37,500 was made on January 15, 2005, as required by the promissory note, which also requires

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments of $12,173 due on October 15, 2005, October 15, 2006 and October 15, 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

9.	Comprehensive Income
      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Net earnings	$60,926	$63,467	$52,404
Other comprehensive income:
Foreign currency translation adjustments	271	296	—

Total comprehensive income	$61,197	$63,763	$52,404

10.	Leases
      The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for both minimum and percentage rentals and require the Company to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which the Company is not obligated to pay rent). The Company does not have leases with capital improvement funding or leases with payments dependent upon indexes or rates. Percentage rentals are based on sales performance in excess of specified minimums at various stores.
      Approximate rental expenses under operating leases are as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Minimum	$77,058	$58,016	$47,316
Percentage rentals	4,471	7,418	10,704

	$81,529	$65,434	$58,020

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 29, 2005 are approximately:

Year Ended	Amount

(In thousands)
January 2006	$70,045
January 2007	63,084
January 2008	57,756
January 2009	53,162
January 2010	45,689
Thereafter	154,646

$444,382

11.	Litigation
      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Moreira was seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which defined the class of current and former salaried retail managers and will result in a cost to the Company of approximately $2,750. On January 28, 2005, the court granted approval of the settlement. The matter is now in the claims administration process. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. Management expects that the final settlement and resolution of this case will take place in the second quarter of fiscal 2005.
      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against the Company in U.S. District Court, Western District of Louisiana, Lafayette/ Opelousas Division, alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz is seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. On January 12, 2005, GameStop filed an answer to the complaint and a motion to transfer the action to the Northern District of Texas, Fort Worth Division. GameStop is awaiting the court’s decision on the motion. Management intends to vigorously defend this action and does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.
      On February 14, 2005, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, and Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland and Ace Mealer. Plaintiffs are seeking damages in excess of $600 million under the Alabama wrongful death statute. GameStop and the other defendants are in the process of preparing an initial response and intend to vigorously defend this action.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

12.	Income Taxes
      The provision for income tax consisted of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Current tax expense (benefit):
Federal	$24,330	$21,671	$22,945
State	4,455	4,733	5,736
Foreign	(634)	(98)	—

	28,151	26,306	28,681

Deferred tax expense:
Federal	4,578	4,690	3,768
State	6	1,023	942
Foreign	168	—	—

	4,752	5,713	4,710

Charge in lieu of income taxes, relating to the tax effect of stock option tax deduction	5,082	9,702	1,906

Total income tax expense	$37,985	$41,721	$35,297

      The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	3.5	4.6	5.2
Foreign income taxes	0.4	(0.1)	0.0
Other (including permanent differences)	(0.5)	0.2	0.0

	38.4%	39.7%	40.2%

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

	January 29,	January 31,
	2005	2004

	(In thousands)
Deferred tax asset:
Allowance for doubtful accounts	$59	$62
Inventory capitalization costs	1,827	1,694
Inventory obsolescence reserve	3,640	4,200
Organization costs	32	—
Accrued liabilities	1,511	273
Gift certificate liability	1,124	1,912
Deferred rents	3,438	1,353
Accrued state taxes	(196)	(480)

Total deferred tax benefits	11,435	9,014

Deferred tax liabilities:
Goodwill	(20,131)	(15,814)
Prepaid expenses	(2,561)	—
Translation adjustment	(368)	(200)
Fixed assets	(4,073)	(4,170)
Accrued state taxes	876	1,100

Total deferred tax liabilities	(26,257)	(19,084)

Net	$(14,822)	$(10,070)

Financial statements:
Current deferred tax assets	$5,435	$7,661

Non-current deferred tax liabilities	$(20,257)	$(17,731)

13.	Stock Option Plan
      Effective August 2001, Barnes & Noble approved the 2001 Incentive Plan of GameStop Corp, which was amended by stockholder vote on July 2, 2003 (the “Option Plan”).
      The Option Plan provides a maximum aggregate amount of 20,000 shares of common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase common shares generally are issued at fair market value on the date of grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock options is presented below:

		Weighted-Average
	Shares	Exercise Price

	(Thousands
	of shares)
Balance, February 2, 2002	8,811	$4.03
Granted	4,545	$18.02
Exercised	(287)	$3.53
Forfeited	(309)	$12.10

Balance, February 1, 2003	12,760	$8.83

Granted	1,119	$12.19
Exercised	(1,943)	$3.55
Forfeited	(629)	$16.55

Balance, January 31, 2004	11,307	$9.63

Granted	1,676	$18.40
Exercised	(1,196)	$7.93
Forfeited	(381)	$16.81

Balance, January 29, 2005	11,406	$10.86

      The options granted in fiscal 2002 included 4,500 options granted to employees on February 12, 2002, in connection with the Offering, at an exercise price of $18.00 per share (the per share offering price).
      The following table summarizes information as of January 29, 2005 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Contractual	Exercisable	Exercise
Range of Exercise Prices	(000s)	Life	Price	(000s)	Price

$ 3.53 — $ 4.51	5,643	6.26	$4.31	5,643	$4.31
$11.80 — $12.71	740	8.18	$11.89	194	$11.84
$15.10 — $16.48	199	8.98	$15.28	43	$15.53
$18.00 — $21.25	4,824	7.66	$18.19	2,220	$18.03

$ 3.53 — $21.25	11,406	7.03	$10.86	8,100	$8.31

14.	Employees’ Defined Contribution Plan
      The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation invested on a pre-tax basis, at their option. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, were $992, $849 and $715, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Certain Relationships and Related Transactions
      The Company operates departments within ten bookstores operated by Barnes & Noble. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, these charges amounted to $859, $974 and $1,103, respectively.
      The Company participates in Barnes & Noble’s worker’s compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. During the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, these allocated charges amounted to $2,662, $2,363 and $1,726, respectively. The Company’s participation in Barnes & Noble’s insurance programs will expire in fiscal 2005 and the Company will secure new insurance coverage.
      In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9,500 and was negotiated through an independent third party following an independent appraisal.
      In October 2004, the Board of Directors authorized a repurchase of Class B common stock held by Barnes & Noble. The Company repurchased 6,107 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of the Company’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. The Company paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which is payable in installments over the next three years and bears interest at 5.5% per annum, payable when principal installments are due. The Company made a principal payment of $37,500 on the promissory note in January 2005. Interest expense on the promissory note for the 52 weeks ended January 29, 2005 totaled $1,271.

16.	Supplemental Cash Flow Information

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Cash paid during the period for:
Interest	$1,447	$308	$47,236

Income taxes	19,903	56,555	14,641

Subsidiaries acquired:
Goodwill	62	2,869	—
Cash received in acquisition	—	252	—
Net assets acquired (or liabilities assumed)	—	158	—

Cash paid	$62	$3,279	$—

Non-cash financing activity:
Barnes & Noble capital contribution	$—	$—	$150,000

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Repurchase of Equity Securities
      In March 2003, the Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of the Company’s Class A common shares. The Company was authorized to repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. During the 52 weeks ended January 29, 2005, the Company repurchased 959 shares at an average share price of $15.64. During the 52 weeks ended January 30, 2004, the Company repurchased 2,304 shares at an average share price of $15.19. From the inception of this repurchase program through January 29, 2005, the Company repurchased 3,263 shares at an average share price of $15.32, totaling $50,000, and, as of January 29, 2005, had no amount remaining available for purchases under this repurchase program. The repurchased shares will be held in treasury.
      In October 2004, the Board of Directors authorized a repurchase of Class B common stock held by Barnes & Noble. The Company repurchased 6,107 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchased shares were immediately retired.

18.	Shareholders’ Equity
      The holders of Class A common stock and Class B common stock generally have identical rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters to be voted on by stockholders. Holders of Class A common stock and Class B common stock will share in an equal amount per share in any dividend declared by the board of directors, subject to any preferential rights of any outstanding preferred stock. In the event of our liquidation, dissolution or winding up, all holders of common stock, regardless of class, are entitled to share ratably in any assets available for distribution to holders of shares of common stock after payment in full of any amounts required to be paid to holders of preferred stock.
      On October 25, 2004, the Board of Directors of the Company declared a dividend of one right (a “Right”) for each outstanding share of the Company’s Class A common stock and Class B common stock (together the “Common Stock”). The distribution of the Rights was made on October 28, 2004 to stockholders of record on that date. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”), at a price of $100.00 per one one-thousandth of a share. The Rights will be exercisable only if a person or group acquires 15% or more of the voting power of the Company’s outstanding Common Stock or announces a tender offer or exchange offer, the consummation of which would result in such person or group owning 15% or more of the voting power of the Company’s outstanding Common Stock.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company will be entitled to redeem the Rights at any time prior to the acquisition by a person or group of 15% or more of the voting power of the outstanding Common Stock of the Company, at a price of $.01 per Right. The Rights will expire on October 28, 2014.
      The Company has 5,000 shares of $.001 par value preferred stock authorized for issuance, of which 500 shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on the Company’s Common Stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with the Company’s Common Stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s Directors. In the event of any merger, consolidation or other transaction in which the Company’s Common Stock is exchanged, each share of Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of the Company’s Common Stock. At January 29, 2005 there were no shares of Series A Preferred Stock outstanding.

19.	Unaudited Quarterly Financial Information
      The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 29, 2005 and January 31, 2004. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 29, 2005				Fiscal Year Ended January 31, 2004

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

				(In thousands)
Sales	$371,736	$345,593	$416,737	$708,740	$321,741	$305,674	$326,042	$625,381
Gross profit	105,540	107,207	120,330	181,118	85,441	88,983	98,474	163,676
Operating earnings(1)	10,770	12,545	19,852	55,980	10,689	10,849	17,891	64,955
Net earnings(2)	6,678	7,672	12,059	34,517	6,611	6,606	10,693	39,557
Net earnings per common share — basic(3)	0.12	0.14	0.22	0.68	0.12	0.12	0.19	0.71
Net earnings per common share — diluted(3)	0.11	0.13	0.21	0.64	0.11	0.11	0.18	0.67

(1)	Includes the following pre-tax charges:

•	$2,750 in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$2,800 in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of the Company’s Class B common shares, and

•	$5,373 in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes the following after-tax charges:

•	$1,708 in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$1,739 in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of the Company’s Class B common shares, and

•	$3,312 in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

(3)	Includes the following charges per basic and diluted share:

•	$0.03 per basic and diluted share in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$0.03 per basic and diluted share in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of the Company’s Class B common shares, and

•	$0.07 and $0.06 per basic and diluted share, respectively, in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)

4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)

10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)

10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.5	Amended and Restated 2001 Incentive Plan.

10.6	Supplemental Compensation Plan.

10.7	Form of Option Agreement.

10.8	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.9	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.10	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)

10.11	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)

10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.13	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.15	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.16	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)

10.17	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N Gamestop Holding Corp. and Barnes & Noble.(5)

10.18	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)

14.1	Code of Ethics for Senior Financial Officers.(6)

21.1	Subsidiaries.

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.