Form 10-K/A
period 2005-01-29
GAMESTOP CORP
filed 2005-05-20
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-31228

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	75-2951347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)
Registrant’s telephone number, including area code:
(817) 424-2000
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Class A Common Stock, $.001 par value per share	New York Stock Exchange
Class B Common Stock, $.001 par value per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, $.001 par value per share	New York Stock Exchange
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
     Number of shares of $.001 par value Class A Common Stock outstanding as of May 1, 2005: 21,431,798
     Number of shares of $.001 par value Class B Common Stock outstanding as of May 1, 2005: 29,901,662
EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements the Annual Report on Form 10-K for the year ended January 29, 2005, filed by GameStop Corp. (the “Company,” “we” or “us”) on April 11, 2005. We are filing this Amendment to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The Company does not expect to file its definitive proxy statement within 120 days after the end of the fiscal year covered by the original Form 10-K. In addition, in connection with the filing of this Amendment, we are including with this Amendment certain currently dated certifications and therefore, we are amending Part IV solely for that purpose. Except as described above, no other amendments are being made to the Annual Report on Form 10-K filed on April 11, 2005. This Amendment does not reflect events occurring after the filing of the original Form 10-K. For convenience, we have included in this Amendment all of the information previously furnished in the original Form 10-K except as indicated above.

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
Disclosure Regarding Forward-looking Statements
      This report on Form 10-K/A and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to successfully and efficiently transfer our headquarters and distribution center to our new facility; and

•	other factors described in this Form 10-K/A, including those set forth under the caption, “Business — Risk Factors.”
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
      Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K/A. In light of these risks and uncertainties, the forward-looking events and circumstances contained in this Form 10-K/A may not occur, causing actual results to differ materially from those anticipated or implied by our forward-looking statements.
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
      The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002 consisted of 52 weeks and the fiscal year ended February 3, 2001 consisted of 53 weeks. The “Statement of Operations Data” for the fiscal years 2004, 2003 and 2002 and the “Balance Sheet Data” as of January 29, 2005 and January 31, 2004 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K/A. The “Statement of Operations Data” for fiscal years ended February 2, 2002 and February 3, 2001 and the “Balance Sheet Data” as of February 1, 2003, February 2, 2002 and February 3, 2001 are derived from our audited financial statements which are not included elsewhere in this Form 10-K/A.

      Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A.

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
      The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this Form 10-K/A, including the factors disclosed under “Business — Risk Factors.”
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
Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R), however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continue to be available, but we have not yet completed our assessment of the alternatives. FAS 123(R) will be effective for the Company beginning with the third quarter of 2005. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts on a basis consistent with pro forma amounts that have been included in their footnotes. We have not yet concluded which transition option we will select. For the pro forma effect of a full year application, using our existing valuation and amortization assumptions, see Note 1 of Notes to Consolidated Financial Statements included in Item 15 of this Report on Form 10-K/A.
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
      See Item 15(a)(1) and (2) of this Form 10-K/A.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      The following table sets forth the names and ages of our directors, the year they first became a director and the positions they hold with the Company:

		Director
Name	Age	Since	Position with the Company

R. Richard Fontaine	63	2001	Chairman of the Board, Chief Executive Officer and Director
Daniel A. DeMatteo	57	2002	Vice Chairman, Chief Operating Officer and Director
Michael N. Rosen	64	2001	Secretary and Director
Leonard Riggio(1)	64	2001	Director
Stephanie M. Shern(2)	57	2002	Director
Gerald R. Szczepanski(3)	57	2002	Director
Edward A. Volkwein(3)	63	2002	Director

(1)	Member of Nominating and Corporate Governance Committee

(2)	Chairperson of Audit Committee

(3)	Member of Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee
      Our board of directors currently consists of seven directors. Our certificate of incorporation divides our board of directors into three classes: Class I, whose terms will expire at the annual meeting of stockholders to be held in 2006, Class II, whose terms will expire at the annual meeting of stockholders to be held in 2007, and Class III, whose terms will expire at the annual meeting of stockholders in 2005. Michael N. Rosen and Edward A. Volkwein are in Class I; R. Richard Fontaine and Stephanie M. Shern are in Class II; and Daniel A. DeMatteo, Leonard Riggio and Gerald R. Szczepanski are in Class III. At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.
      R. Richard Fontaine has been our Chairman of the Board and Chief Executive Officer since our initial public offering in February 2002. Mr. Fontaine has served as the Chief Executive Officer of our predecessor companies since November 1996. He has been an executive officer or director in the video game industry since 1988.
      Daniel A. DeMatteo has been our Vice Chairman and Chief Operating Officer since March 2005. Prior to March 2005, Mr. DeMatteo served as President and Chief Operating Officer of the Company or our predecessor companies since November 1996. He has served on our board since 2002 and has been an executive officer in the video game industry since 1988.
      Michael N. Rosen is our Secretary and a director. Mr. Rosen has served in the same capacities for us or our predecessor companies since October 1999. Mr. Rosen has been a partner at Bryan Cave LLP, counsel to us, since their July 2002 combination with Robinson Silverman. Prior to that, Mr. Rosen was Chairman of Robinson Silverman for more than the past five years. Mr. Rosen is also a director of Barnes & Noble.
      Leonard Riggio is a director and a member of the Nominating and Corporate Governance Committee. Mr. Riggio was the Chairman of the Board of the Company or its predecessor companies from November 1996 until our initial public offering in February 2002. He has served as an executive officer or director in the video game industry since 1987. Mr. Riggio has been Chairman of the Board and a principal stockholder of Barnes & Noble since its inception in 1986 and served as Chief Executive Officer from its inception in 1986 until February 2002. Since 1965, Mr. Riggio has been Chairman of the Board, Chief Executive Officer and the principal stockholder of Barnes & Noble College Booksellers, Inc., one of the largest operators of college bookstores in the country. Since 1985, Mr. Riggio has been Chairman of the Board and a principal beneficial owner of MBS Textbook Exchange, Inc., one of the nation’s largest wholesalers of college textbooks.
      Stephanie M. Shern is a director and Chair of the Audit Committee. Mrs. Shern formed Shern Associates LLC in February 2002 to provide business advisory and board services, primarily to publicly-held companies. From May 2001 until February 2002, Mrs. Shern served as Senior Vice President and Global Managing Director of Retail and Consumer Products for Kurt Salmon Associates. From 1995 until April 2001, Mrs. Shern was the Vice Chair and Global Director of Retail and Consumer Products for Ernst & Young LLP and a member of Ernst & Young’s Management Committee. Mrs. Shern is currently a director and Chair of the Audit Committee of The Scotts/ Miracle Gro Company, a director and Chair of the Audit Committee and member of the Governance Committee of Nextel Communications, Inc., a director and member of the Audit Committee of Royal Ahold, and a director and Chair of the Audit Committee of the Vitamin Shoppe, Inc.
      Gerald R. Szczepanski is a director and Chair of the Compensation Committee and a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Szczepanski is currently retired. Mr. Szczepanski was the co-founder, and, from 1994 to 2005, the Chairman and Chief Executive Officer of Gadzooks, Inc., a publicly traded, specialty retailer of casual clothing and accessories for teenagers. On February 3, 2004, Gadzooks, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (Case No. 04-31486-11).
      Edward A. Volkwein is a director and a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Volkwein is President and Chief Operating Officer of Hydro-Photon, Inc., a water purification technology company. Prior to joining Hydro-Photon, Mr. Volkwein had a broad marketing career beginning in brand management for General Foods and Chesebrough-Ponds, Inc. He served as Senior Vice President Global Advertising and Promotion for Philips Consumer Electronics and as Senior Vice President Marketing for Sega of America, where he was instrumental in developing Sega into a major video game brand. Mr. Volkwein has also held senior executive positions with Funk & Wagnalls and Prince Manufacturing.
Committees of the Board
      The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.
      Audit Committee. The Audit Committee has the principal function of, among other things, reviewing the adequacy of the Company’s internal system of accounting controls, the appointment, compensation, retention and oversight of the independent certified public accountants, conferring with the independent public accounting firm concerning the scope of their examination of the books and records of the Company, reviewing and approving related party transactions and considering other appropriate matters regarding the financial affairs of the Company. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of confidential and anonymous complaints regarding the Company’s accounting, internal accounting controls and auditing matters. The board of directors has adopted a written charter setting out the functions of the Audit Committee, a copy of which is available on the Company’s website at www.gamestop.com and is available in print to any stockholder who requests it, in writing to the Company’s Secretary, GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051. As required by the charter, the Audit Committee will continue to review and reassess the adequacy of the charter annually and recommend any changes to the board of directors for approval. The current members of the Audit Committee are Stephanie M. Shern (Chair), Edward A. Volkwein and Gerald R. Szczepanski, all of whom are “independent” directors under the listing standards of the NYSE. In addition to meeting the independence standards of the NYSE, each member of the Audit Committee is financially literate and meets the independence standards established by the Securities and Exchange Commission (the “SEC”). The board of directors has also determined that Mrs. Shern has the requisite attributes of an “audit committee financial expert” as defined by regulations promulgated by the SEC and that such attributes were acquired through relevant education and/or experience. The Audit Committee met ten times during fiscal 2004.
      Compensation Committee. The principal function of the Compensation Committee is to, among other things, make recommendations to the board of directors with respect to matters regarding the approval of employment agreements, management and consultant hiring and executive compensation. The Compensation Committee is also responsible for administering our Amended and Restated 2001 Incentive Plan and our Supplemental Compensation Plan (the “Supplemental Compensation Plan”). The current members of the Compensation Committee are Gerald R. Szczepanski (Chair) and Edward A. Volkwein, both of whom meet the independence standards of the NYSE.
      Nominating and Corporate Governance Committee. We were a “controlled company” under the rules of the NYSE until all of the outstanding shares of our Class B Common Stock were distributed by Barnes & Noble to its stockholders on November 12, 2004. Subsequent to this distribution, our board of directors formed the Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Leonard Riggio, Gerald R. Szczepanski and Edward A. Volkwein, all of whom meet the independence standards of the NYSE. Our board of directors has adopted a written charter setting out the functions of the Nominating and Corporate Governance Committee, a copy of which can be found on our website at www.gamestop.com.
Executive Officers
      The following table sets forth the names and ages of our executive officers and the positions they hold:

Name	Age	Position

R. Richard Fontaine	63	Chairman of the Board and Chief Executive Officer
Daniel A. DeMatteo	57	Vice Chairman and Chief Operating Officer
Joseph DePinto	42	President
David W. Carlson	42	Executive Vice President and Chief Financial Officer
Ronald Freeman	57	Executive Vice President of Distribution
      Information with respect to executive officers of the Company who also are directors is set forth in “Information Concerning the Directors” above.
      Joseph DePinto has been our President since March 2005. Prior to joining GameStop, Mr. DePinto was Vice President of Operations of 7-Eleven, Inc. since March 2002. Prior to March 2002, Mr. DePinto was Senior Vice President and Chief Operating Officer for Thornton Quick Café & Market. Prior to joining Thornton Quick Café & Market, Mr. DePinto held various positions with PepsiCo, Inc.
      David W. Carlson has been Executive Vice President and Chief Financial Officer of GameStop or our predecessor companies since November 1996. From 1989 to November 1996, Mr. Carlson held various positions with Barnes & Noble, including Director of Finance, Director of Accounting and Manager of Financial Reporting. Prior to 1989, Mr. Carlson held various positions with the public accounting firm of KPMG Peat Marwick.
      Ronald Freeman has been our Executive Vice President of Distribution since January 2004. From March 2000 to January 2004, Mr. Freeman was our Vice President of Distribution and Logistics. Mr. Freeman was Vice President of Distribution/ Configuration for CompUSA from July 1997 until March 2000. Mr. Freeman was Vice President of Distribution and Logistics of Babbage’s, a predecessor company of ours, from November 1996 until July 1997.
      Our executive officers are elected by our board of directors on an annual basis and serve until the next annual meeting of our board of directors or until their successors have been duly elected and qualified.

Code of Ethics
      The Company has adopted a Code of Ethics that is applicable to the Company’s Chairman of the Board and Chief Executive Officer, Vice Chairman and Chief Operating Officer, President, Chief Financial Officer, Vice President-Finance and any Executive Vice President of the Company. This Code of Ethics is attached as Exhibit 14.1 to the Company’s Form 10-K for fiscal year ended January 31, 2004. In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics on the Company’s website at www.gamestop.com within five business days following such amendment or waiver.
Compliance with Section 16(a) of the Exchange Act
      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company with the SEC. Executive officers, directors and greater than ten-percent stockholders are required to furnish the Company with copies of all such forms they file.
      To the Company’s knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required, all filing requirements applicable to the Company’s executive officers, directors and greater than ten-percent stockholders were complied with.
Certifications
      For fiscal 2003, we filed with the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this Annual Report on Form 10-K/A for the year ended January 29, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11.	Executive Compensation
      The following table sets forth the compensation earned during the years indicated by our chief executive officer and our other executive officers.

				Long-Term
				Compensation
				Awards

				Securities
				Underlying
		Annual Compensation(1)		GameStop
	Fiscal			Options		All Other
Name and Principal Position	Year	Salary($)	Bonus($)	(Shs.)		Compensation($)(2)

R. Richard Fontaine	2004	$566,153	$598,500	150,000	(4)	$13,031
Chairman of the Board and	2003	518,462	650,000	141,000	(5)	10,600
Chief Executive Officer	2002	493,873	468,750	63,000	(6)	10,271
Daniel A. DeMatteo	2004	466,646	493,500	150,000	(4)	9,065
Vice Chairman and Chief	2003	425,138	533,000	141,000	(5)	7,126
Operating Officer	2002	405,150	384,375	63,000	(6)	6,995
David W. Carlson	2004	273,077	144,375	75,000	(4)	9,539
Executive Vice President	2003	248,077	175,000	75,000	(5)	8,173
Chief Financial Officer	2002	223,077	118,125	45,000	(6)	7,514
and Assistant Secretary
Ronald Freeman(3)	2004	249,039	93,750	66,000	(4)	8,973
Executive Vice President	2003	198,077	80,000	66,000	(5)	7,491
of Distribution	2002	174,038	39,375	9,000	(6)	6,421

(1)	None of the perquisites or other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by each named executive officer.

(2)	Consists of contributions under our 401(k) plan.

(3)	Mr. Freeman was appointed as Executive Vice President in January 2004. The amounts presented above for periods prior to 2004 reflect compensation while he served as the Company’s Vice President of Distribution and Logistics.

(4)	Reflects options granted on March 11, 2005, based on performance for the fiscal year ended January 29, 2005.

(5)	Reflects options granted on March 2, 2004, based on performance for the fiscal year ended January 31, 2004.

(6)	Reflects options granted on March 26, 2003, based on performance for the fiscal year ended February 1, 2003.

Grants of Stock Options in Last Fiscal Year
      The following table shows all grants of options to acquire shares of our Class A Common Stock granted to the executive officers named in the summary compensation table in the “Executive Compensation” section of this Proxy Statement for the year ended January 29, 2005. The options for executive officers to acquire shares of our Class A Common Stock were granted on March 11, 2005, based on performance for the year ended January 29, 2005. The potential realizable value is calculated based on the term of the option at its date of grant. It is calculated assuming that the fair market value of our Class A Common Stock on the date of grant appreciates at the indicated annual rates compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.
Option/ SAR Grants In Last Fiscal Year

	Individual Grants

		% of				Potential Realizable Value at
	Number of	Total				Assumed Annual Rates of
	Securities	Options	Exercise	Market		Stock Price Appreciation for
	Underlying	Granted	or Base	Price on		Option Term
	Options	in Fiscal	Price	Date of	Expiration
	Granted	Year	($/Shs.)	Grant	Date	5%($)	10%($)

R. Richard Fontaine GameStop Class A Common Stock	150,000	7.1%	$20.25	$20.25	3/10/15	$1,910,000	$4,841,000
Daniel A. DeMatteo GameStop Class A Common Stock	150,000	7.1%	$20.25	$20.25	3/10/15	$1,910,000	$4,841,000
David W. Carlson GameStop Class A Common Stock	75,000	3.6%	$20.25	$20.25	3/10/15	$955,000	$2,420,000
Ronald Freeman GameStop Class A Common Stock	66,000	3.1%	$20.25	$20.25	3/10/15	$841,000	$2,130,000
Fiscal Year End Option Value
      The following table provides information for the executive officers named in the summary compensation table in the “Executive Compensation” section of this Proxy Statement regarding exercises of options to purchase shares of our Class A Common Stock during the year ended January 29, 2005 and our options held as of January 29, 2005 by any of our named executive officers. The values realized upon exercise in the table have been calculated using the stock price at the times of exercise. The year-end values in the table for our Class A Common Stock have been calculated based on the $18.80 per share closing price of our Class A

Common Stock on January 28, 2005 (the last trading date of the fiscal year), less the applicable exercise price.

	Aggregated Option/SAR Exercises In Last Fiscal Year
	and
	Fiscal Year End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
			Options at Fiscal Year End		Fiscal Year End
	Shares
	Acquired	Value
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

			(Shs.)		($)
R. Richard Fontaine GameStop Class A Common Stock	—	—	673,500	403,000	3,744,500	502,500
Daniel A. DeMatteo GameStop Class A Common Stock	—	—	673,500	403,000	3,744,500	502,500
David W. Carlson GameStop Class A Common Stock	—	—	449,000	222,000	3,347,000	321,000
Ronald Freeman GameStop Class A Common Stock	59,250	881,105	34,000	89,000	27,200	70,750
      For information on our equity compensation plans, please see Item 5 of this Annual Report on 10-K/ A.
Employment Agreements
      GameStop has entered into employment agreements with R. Richard Fontaine and Daniel A. DeMatteo. The term of each employment agreement commenced on April 11, 2005 and continues for a period of three years thereafter, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal.
      Mr. Fontaine’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $650,000. Mr. DeMatteo’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $535,000. Annual bonus compensation will be based on the formula and targets established under and in accordance with GameStop’s Supplemental Compensation Plan.
      Each executive shall be entitled to all benefits afforded to key management personnel or as determined by the board of directors of GameStop, including, but not limited to, stock and stock option benefits, insurance programs, pension plans, vacation, sick leave, expense accounts and retirement benefits.
      Each executive’s employment may be terminated upon death, disability, by GameStop with or without cause or by the executive within twelve months of a good reason event. A good reason event is defined as a change of control, a reduction in compensation or a material reduction in benefits or responsibilities, or a relocation of at least 50 miles. Among other things, the employment agreement includes a severance arrangement if the executive is terminated by GameStop without cause or by the executive for good reason which provides each executive with his base salary through the term of the agreement, plus the average of the last three annual bonuses, with a one year minimum, plus the continuation of medical benefits for 18 months and the release of all stock option restrictions.
      Each executive is also restricted from competing with GameStop for the later of the expiration of the term of the agreement or one year after termination of employment, unless the contract is terminated by GameStop without cause or the executive for good reason.

Compensation of Directors
      Directors who are not employees of our Company will receive compensation of $30,000 per annum and $1,000 per in-person Board or Committee meeting. In June 2004, each of the directors who are not employees of our Company or Barnes & Noble (Stephanie M. Shern, Edward A. Volkwein, Gerald R. Szczepanski and Michael N. Rosen) were granted options to acquire 21,000 shares of our Class A Common Stock. Each of these options were granted at an exercise price equal to the market price of the Class A Common Stock on the grant date ($15.10) and each option vests in equal increments over a three-year period and expires ten years from the grant date. In addition, we reimburse our directors for expenses in connection with attendance at board and committee meetings. Other than with respect to reimbursement of expenses, directors who are our employees do not receive additional compensation for their services as directors
Compensation Committee Interlocks and Insider Participation
      In September 2002, our board of directors established a Compensation Committee, which currently consists of Gerald R. Szczepanski and Edward A. Volkwein. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth the number of shares of our Class A Common Stock and our Class B Common Stock and exercisable options to purchase such stock beneficially owned on May 1, 2005 by each director and each of the executive officers named in the summary compensation table in the “Executive Compensation” section, each holder of 5% or more of our Class A Common Stock or our Class B Common Stock and all of our directors and executive officers as a group. Except as otherwise noted, the individual director or executive officer or his or her family members had sole voting and investment power with respect to the identified securities. The total number of shares of our Class A Common Stock and Class B Common Stock outstanding as of May 1, 2005 was 21,431,798 and 29,901,662, respectively.

	Shares Beneficially Owned

	Class A Common
	Stock (1)			Class B Common Stock

Name	Shares		%	Shares		%

Wellington Management Company, LLP, 75 State St., Boston, MA 02109	2,907,800	(2)	13.6	—		—
FMR Corp., 82 Devonshire Street, Boston MA 02109	2,475,107	(2)	11.5	—		—
Franklin Resources, Inc., One Franklin Parkway, San Mateo, CA 94403	1,718,370	(2)	8.0	—		—
LSV Asset Management, 1 N. Wacker Drive, Suite 4000, Chicago, Il 60606	—		—	1,586,626	(2)	5.3
R. Richard Fontaine	961,600	(3)	4.3	—		—
Daniel A. DeMatteo	961,500	(4)	4.3	—		—
Joseph DePinto	—		—	—		—
David W. Carlson	606,000	(4)	2.8	—		—
Ronald Freeman	25,000	(4)	*	—		—
Michael N. Rosen	10,000	(4)	*	4,248	(5)	*
Leonard Riggio	4,500,000	(4)	17.4	5,559,648	(6)	18.6
Stephanie Shern	16,000	(7)	*	—		—

	Shares Beneficially Owned

	Class A Common
	Stock (1)			Class B Common Stock

Name	Shares		%	Shares	%

Gerald R. Szczepanski	20,000	(8)	*	—	—
Edward A. Volkwein	16,000	(9)	*	—	—
All directors and executive officers as a group (10 persons)	7,116,100	(10)	24.9	5,563,896	18.6

*	Less than 1.0%

(1)	Shares of Class A Common Stock that an individual or group has a right to acquire within 60 days after May 1, 2005 pursuant to the exercise of options, warrants or other rights are deemed to be outstanding for the purpose of computing the beneficial ownership of shares and percentage of such individual or group, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of shares and percentage of any other person or group shown in the table.

(2)	Information compiled from Schedule 13G filings.

(3)	Of these shares, 961,500 are issuable upon exercise of stock options.

(4)	All of these shares are issuable upon exercise of stock options.

(5)	These shares are owned by Mr. Rosen’s wife.

(6)	Of these shares, Mr. Riggio is the direct beneficial owner of 3,475,077 shares of Class B Common Stock. Mr. Riggio is the indirect beneficial owner of 1,126,913 shares of Class B Common Stock owned by Barnes & Noble College Booksellers, Inc., a New York corporation, of which Mr. Riggio owns all of the currently outstanding voting securities. As co-trustee of The Riggio Foundation, a charitable trust, Mr. Riggio is the indirect beneficial owner of 654,946 shares of Class B Common Stock owned by The Riggio Foundation. Excluded from these shares are 302,712 shares of Class B Common Stock held in a rabbi trust established by Barnes & Noble for the benefit of Mr. Riggio pursuant to a deferred compensation arrangement, but over which Mr. Riggio has no voting power.

(7)	Of these shares, 15,000 are issuable upon exercise of stock options.

(8)	Of these shares, 10,000 are issuable upon exercise of stock options.

(9)	Of these shares, 15,000 are issuable upon exercise of stock options. Of the remaining 1,000 shares, 500 shares are owned by Mr. Volkwein’s wife, and 250 shares each are owned by Mr. Volkwein’s two children.

(10)	Of these shares, 7,104,000 are issuable upon exercise of stock options.
Equity Compensation Plan Information

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column (A))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,406,000	$10.86	5,168,000
Equity compensation plans not approved by security holders	0	not applicable	0

Total	11,406,000	$10.86	5,168,000

Item 13.	Certain Relationships and Related Transactions
Agreements With Barnes & Noble
      In connection with the consummation of our initial public offering in February 2002, we entered into various agreements with Barnes & Noble relating to our relationship with Barnes & Noble following the completion of our initial public offering.

Separation Agreement
      We entered into a “separation agreement” with Barnes & Noble, which governs our respective rights and duties with respect to our initial public offering and the distribution to Barnes & Noble stockholders of its shares of our capital stock (which is referred to as the “spin-off”), and contains covenants designed to facilitate the spin-off and to protect its intended tax-free nature.
      Under the separation agreement, we agreed not to take certain actions without the approval of Barnes & Noble or the satisfaction of certain procedures. These actions include:

•	until two years after the spin-off, entering into or permitting any transaction or series of transactions which would result in a person or persons acquiring or having the right to acquire shares of our capital stock that would comprise 50% or more of either the value of all outstanding shares of our capital stock or the total combined voting power of our outstanding voting stock; and

•	until two years after the spin-off, liquidating, disposing of, or otherwise discontinuing the conduct of any portion of our active trade or business.
      We have generally agreed to indemnify Barnes & Noble and its affiliates against any and all tax-related losses incurred by Barnes & Noble in connection with any proposed tax assessment or tax controversy with respect to the spin-off to the extent caused by any breach by us of any of our representations, warranties or covenants made in the separation agreement. This indemnification does not apply if Barnes & Noble permits us to take certain actions or if we otherwise comply with the terms of the separation agreement.

Insurance Agreement
      We entered into an “insurance agreement” with Barnes & Noble, pursuant to which Barnes & Noble allowed us to participate in Barnes & Noble’s worker’s compensation, property and general liability and directors’ and officers’ liability insurance programs. We shall reimburse Barnes & Noble for our pro rata share of the cost of providing these insurance programs. In fiscal 2004, Barnes & Noble charged us approximately $2,662,000 for our insurance program.
      The insurance agreement terminated in part on May 1, 2005 and will terminate in full on June 1, 2005, at which time we will procure our own insurance.

Operating Agreement
      We entered into an “operating agreement” with Barnes & Noble, pursuant to which we operate the existing video game departments in ten Barnes & Noble stores. We pay Barnes & Noble a licensing fee equal to 7.0% of the aggregate gross sales of each such department. In fiscal 2004, Barnes & Noble charged us approximately $859,000 in connection with our operation of such departments in Barnes & Noble stores.
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

Tax Disaffiliation Agreement
      We entered into a “tax disaffiliation agreement” with Barnes & Noble which governs the allocation of federal, state, local and foreign tax liabilities and contains agreements with respect to other tax matters arising prior to and after the date of our initial public offering. The tax disaffiliation agreement became effective at the time of our initial public offering and, among other things, sets forth the procedures for amending returns filed prior to the date of our initial public offering, tax audits and contests and record retention. In general, we are responsible for filing and paying our separate taxes for periods after our initial public offering and Barnes & Noble is responsible for filing and paying its separate taxes for periods after our initial public offering. In general, with respect to consolidated or combined returns that include Barnes & Noble and us prior to our initial public offering, Barnes & Noble is responsible for filing and paying the related tax liabilities and will retain any related tax refunds.
      Under the tax disaffiliation agreement, without the prior written consent of Barnes & Noble, we may not amend any tax return for a period in which we were a member of Barnes & Noble’s consolidated tax group. Barnes & Noble has the sole right to represent the interests of its consolidated tax group, including us, in any tax audits, litigation or appeals that involve, directly or indirectly, periods prior to the time that we ceased to be a member of their consolidated tax group (the date of the offering), unless we are solely liable for the taxes at issue and any redetermination of taxes would not result in any additional tax liability or detriment to any member of Barnes & Noble’s consolidated tax group. In addition, we and Barnes & Noble have agreed to provide each other with the cooperation and information reasonably requested by the other in connection with the preparation or filing of any amendment to any tax return, the determination and payment of any amounts owed relating to periods prior to the date of the offering and in the conduct of any tax audits, litigation or appeals.
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
Other Transactions and Relationships
      We have agreed to pay the legal fees and expenses of one of our directors, Leonard Riggio, in connection with the transactions contemplated under the Agreement and Plan of Merger, dated as of April 17, 2005, by and among GameStop Corp., GameStop, Inc., GSC Holdings Corp., Eagle Subsidiary LLC, Cowboy Subsidiary LLC and Electronics Boutique Holdings Corp., including Mr. Riggio’s legal fees and expenses incurred in connection with the preparation and filing of Mr. Riggio’s notification and report form under the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) (including the filing fee) and in connection with the negotiation of the voting agreement entered into by Mr. Riggio and his affiliates. We estimate that the legal fees and expenses in connection with the preparation and filing of Mr. Riggio’s notification and report form under the HSR Act and in connection with the negotiation of the voting agreement will be approximately $150,000.
      In October 2004, our Board of Directors authorized a repurchase of Class B Common Stock held by Barnes & Noble. The Company repurchased 6,107,000 shares of its Class B Common Stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of the Company’s Class A Common Stock on the New York Stock Exchange prior to the time of the transaction. The Company paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million, which is payable in installments over the next three years and bears interest at 5.5% per annum, payable when principal installments are due. The Company made a principal payment of $37.5 million on the promissory note in January 2005. Interest expense on the promissory note for the 52 weeks ended January 29, 2005 totaled $1.3 million.
      In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9.5 million and was negotiated through an independent third party following an independent appraisal.
      Michael N. Rosen, our Secretary and one of our directors, is a partner of Bryan Cave LLP, which is counsel to us.

Item 14.	Principal Accountant Fees and Services
Registered Independent Public Accounting Firm
      The firm of BDO Seidman, LLP (“BDO Seidman”) has been selected as the registered independent public accounting firm for the Company.
      The independent accountants examine annual financial statements and provide other permissible non-audit and tax-related services for the Company. The Company and the Audit Committee have considered whether the non-audit services provided by BDO Seidman are compatible with maintaining the independence of BDO Seidman in its audit of the Company and are not considered prohibited services under the Sarbanes-Oxley Act of 2002.
      Audit Fees. In fiscal 2004, the professional services of BDO Seidman totaled $575,907 for the Company’s audit of the annual financial statements, for reviews of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC and for the audit of the Company’s internal controls over financial reporting. For fiscal 2003, the Company paid BDO Seidman $258,253 for professional services rendered for the Company’s audit of the annual financial statements and for reviews of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC.
      Audit-Related Fees. In fiscal 2004, the Company paid BDO Seidman $122,465 for services in respect of employee benefit plan audits ($9,000) and consultation concerning financial accounting and reporting standards ($113,465). In fiscal 2003, the Company paid BDO Seidman $13,450 for services in respect of employee benefit plan audits ($11,000) and consultation concerning financial accounting and reporting standards ($2,450).
      Tax Fees. In fiscal 2004, the Company paid BDO Seidman $355,285 for tax-related services. In fiscal 2003, the Company paid BDO Seidman $59,390 for tax-related services. Tax-related services included professional services rendered for tax compliance, tax advice and tax planning.
      All Other Fees. The Company did not pay BDO Seidman any other fees in fiscal 2004 or fiscal 2003.
      Pre-approval Policies and Procedures. The Audit Committee Charter adopted by the board of directors of the Company requires that, among other things, the Audit Committee pre-approve the rendering by the Company’s independent auditor of all audit and permissible non-audit services. Accordingly, as part of its policies and procedures, the Audit Committee considers and pre-approves any such audit and permissible non-audit services on a case-by-case basis. Since its formation in September 2002, the Audit Committee has approved the services provided by BDO Seidman referred to above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of this Form 10-K/ A:

(1) Index and Consolidated Financial Statements
      The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements at page F-1 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this report on Form 10-K/ A.

(2) Financial Statement Schedules required to be filed by Item 8 of this form:
      The following financial statement schedule for the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003 is filed as part of this report on Form 10-K/ A and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K/ A:
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
      (b) Exhibits
      The following exhibits are filed as part of this Form 10-K/A:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)

4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)

10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)

10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.5	Amended and Restated 2001 Incentive Plan.(7)

10.6	Supplemental Compensation Plan.(7)

10.7	Form of Option Agreement.(7)

Exhibit
Number	Description

10.8	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.9	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.10	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)

10.11	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)

10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.13	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.15	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.16	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)

10.17	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N Gamestop Holding Corp. and Barnes & Noble.(5)

10.18	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)

14.1	Code of Ethics for Senior Financial Officers.(6)

21.1	Subsidiaries.(7)

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ R. Richard Fontaine

R. Richard Fontaine
Chairman of the Board and
Chief Executive Officer
Date: May 20, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ R. Richard Fontaine R. Richard Fontaine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2005

/s/ David W. Carlson David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Accounting and Financial Officer)	May 20, 2005

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Vice Chairman and Chief Operating Officer and Director	May 20, 2005

/s/ Michael N. Rosen Michael N. Rosen	Secretary and Director	May 20, 2005

/s/ Leonard Riggio Leonard Riggio	Director	May 20, 2005

/s/ Stephanie M. Shern Stephanie M. Shern	Director	May 20, 2005

/s/ Edward A. Volkwein Edward A. Volkwein	Director	May 20, 2005

/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Director	May 20, 2005

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

	Fiscal Year Ended January 29, 2005				Fiscal Year Ended January 31, 2004

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

				(In thousands)
Sales	$371,736	$345,593	$416,737	$708,740	$321,741	$305,674	$326,042	$625,381
Gross profit	105,540	107,207	120,330	181,118	85,441	88,983	98,474	163,676
Operating earnings(1)	10,770	12,545	19,852	55,980	10,689	10,849	17,891	64,955
Net earnings(2)	6,678	7,672	12,059	34,517	6,611	6,606	10,693	39,557
Net earnings per common share — basic(3)	0.12	0.14	0.22	0.68	0.12	0.12	0.19	0.71
Net earnings per common share — diluted(3)	0.11	0.13	0.21	0.64	0.11	0.11	0.18	0.67

(1)	Includes the following pre-tax charges:

•	$2,750 in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$2,800 in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of the Company’s Class B common shares, and

•	$5,373 in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes the following after-tax charges:

•	$1,708 in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$1,739 in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of the Company’s Class B common shares, and

•	$3,312 in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

(3)	Includes the following charges per basic and diluted share:

•	$0.03 per basic and diluted share in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$0.03 per basic and diluted share in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of the Company’s Class B common shares, and

•	$0.07 and $0.06 per basic and diluted share, respectively, in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)

4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)

10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)

10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.5	Amended and Restated 2001 Incentive Plan.(7)

10.6	Supplemental Compensation Plan.(7)

10.7	Form of Option Agreement.(7)

10.8	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.9	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.10	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)

10.11	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)

10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.13	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.15	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.16	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)

10.17	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N Gamestop Holding Corp. and Barnes & Noble.(5)

10.18	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)

14.1	Code of Ethics for Senior Financial Officers.(6)

21.1	Subsidiaries.(7)

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.