Form 10-Q
period 2005-04-30
GAMESTOP CORP
filed 2005-06-03
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NO. 1-31228
GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	75-2951347

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway, Grapevine, Texas	76051
(Address of principal executive offices)	(Zip Code)
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
      Number of shares of $.001 par value Class A Common Stock outstanding as of May 27, 2005: 21,711,071
      Number of shares of $.001 par value Class B Common Stock outstanding as of May 27, 2005: 29,901,662

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	May 1,	January 29,
	2005	2004	2005

	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$149,414	$167,093	$170,992
Receivables, net	10,136	6,101	9,812
Merchandise inventories	255,122	194,566	216,296
Prepaid expenses and other current assets	18,195	13,379	18,400
Prepaid taxes	—	9,310	3,053
Deferred taxes	5,435	7,661	5,435

Total current assets	438,302	398,110	423,988

Property and equipment:
Land	2,000	2,000	2,000
Buildings and leasehold improvements	114,794	78,727	106,428
Fixtures and equipment	197,887	138,486	184,536

	314,681	219,213	292,964
Less accumulated depreciation and amortization	133,983	95,819	124,565

Net property and equipment	180,698	123,394	168,399

Goodwill, net	320,888	320,826	320,888
Other noncurrent assets	2,268	1,277	1,708

Total other assets	323,156	322,103	322,596

Total assets	$942,156	$843,607	$914,983

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$211,686	$134,084	$206,739
Accrued liabilities	96,865	78,467	94,983
Note payable, current portion	12,173	—	12,173

Total current liabilities	320,724	212,551	313,895

Deferred taxes	20,197	17,625	20,257
Note payable, long-term portion	24,347	—	24,347
Other long-term liabilities	14,451	6,818	13,473

Total long-term liabilities	58,995	24,443	58,077

Total liabilities	379,719	236,994	371,972

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 24,695, 23,469 and 24,189 shares issued, respectively	25	23	24
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902, 36,009 and 29,902 shares issued and outstanding	30	36	30
Additional paid-in-capital	509,969	516,676	500,769
Accumulated other comprehensive income	466	119	567
Retained earnings	101,947	124,765	91,621
Treasury stock, at cost, 3,263, 2,304 and 3,263 shares, respectively	(50,000)	(35,006)	(50,000)

Total stockholders’ equity	562,437	606,613	543,011

Total liabilities and stockholders’ equity	$942,156	$843,607	$914,983

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

	(In thousands, except per
	share data)
	(Unaudited)
Sales	$474,727	$371,736
Cost of sales	347,347	266,196

Gross profit	127,380	105,540
Selling, general and administrative expenses	100,258	86,471
Depreciation and amortization	10,265	8,299

Operating earnings	16,857	10,770
Interest income	(655)	(327)
Interest expense	738	174

Earnings before income tax expense	16,774	10,923
Income tax expense	6,448	4,245

Net earnings	$10,326	$6,678

Net earnings per common share-basic	$0.20	$0.12

Weighted average shares of common stock-basic	51,000	56,990

Net earnings per common share-diluted	$0.19	$0.11

Weighted average shares of common stock-diluted	54,490	60,130

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Stock	Total

	(In thousands)
	(Unaudited)
Balance at January 29, 2005	24,189	$24	29,902	$30	$500,769	$567	$91,621	$(50,000)	$543,011
Comprehensive income:
Net earnings for the 13 weeks ended April 30, 2005	—	—	—	—	—	—	10,326	—
Foreign currency translation	—	—	—	—	—	(101)	—	—
Total comprehensive income									10,225
Exercise of employee stock options (including tax benefit of $1,426)	506	1	—	—	9,200	—	—	—	9,201

Balance at April 30, 2005	24,695	$25	29,902	$30	$509,969	$466	$101,947	$(50,000)	$562,437

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks	13 Weeks
	Ended	Ended
	April 30,	May 1,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$10,326	$6,678
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization	10,265	8,299
Amortization of loan cost	57	78
Tax benefit realized from exercise of stock options by employees	1,426	1,603
Deferred taxes	(60)	(106)
Loss on disposal of property and equipment	293	134
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	812	54
Increase in liability to landlords for tenant allowances, net	166	283
Minority interest	—	(96)
Changes in operating assets and liabilities, net
Receivables, net	(324)	3,423
Merchandise inventories	(38,826)	28,808
Prepaid expenses and other current assets	205	971
Prepaid taxes	3,053	3,457
Accounts payable, accrued liabilities and accrued income taxes payable	6,829	(71,126)

Net cash flows used in operating activities	(5,778)	(17,540)

Cash flows from investing activities:
Purchase of property and equipment	(22,812)	(24,645)
Net increase in other noncurrent assets	(617)	(41)

Net cash flows used in investing activities	(23,429)	(24,686)

Cash flows from financing activities:
Issuance of shares relating to employee stock options	7,775	4,476

Net cash flows provided by financing activities	7,775	4,476

Exchange rate effect on cash and cash equivalents	(146)	(62)

Net decrease in cash and cash equivalents	(21,578)	(37,812)
Cash and cash equivalents at beginning of period	170,992	204,905

Cash and cash equivalents at end of period	$149,414	$167,093

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
      The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K/A for the 52 weeks ended January 29, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.
      On April 18, 2005, the Company and Electronics Boutique Holdings Corp. (“Electronics Boutique”) announced that they entered into a merger agreement whereby separate subsidiaries of a newly formed holding company named GSC Holdings Corp. (“Holdco”) will be merged with and into the Company and Electronics Boutique, respectively, and the Company and Electronics Boutique will become wholly-owned subsidiaries of Holdco. In the proposed mergers, Electronics Boutique common stockholders will have the right to receive $38.15 in cash and .78795 of a share of Holdco Class A common stock for each share of Electronics Boutique common stock that they own. In addition, GameStop stockholders will receive one share of Holdco Class A common stock for each share of GameStop Class A common stock that they own and one share of Holdco Class B common stock for each share of GameStop Class B common stock that they own. The merger is subject to regulatory and stockholder approval, which management believes may occur in the third quarter of fiscal 2005.
      Due to the seasonal nature of the business, the results of operations for the 13 weeks ended April 30, 2005 are not indicative of the results to be expected for the 52 weeks ending January 28, 2006.

2.	Accounting for Stock-Based Compensation
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R). However, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continue to be available, but we have not yet completed our assessment of the alternatives. FAS 123(R) will be effective for the Company beginning with the first quarter of 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or restate prior periods with the amounts on

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a basis consistent with pro forma amounts that have been included in their footnotes. We have not yet concluded which transition option we will select.
      The following table illustrates the effect on net earnings and net earnings per common share as if the Company had applied the fair value recognition provisions of FAS 123(R) to stock-based employee compensation for the options granted under its plans:

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

	(In thousands, except
	per share data)
Net earnings, as reported	$10,326	$6,678
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,621	2,083

Pro forma net earnings	$8,705	$4,595

Net earnings per common share — basic, as reported	$0.20	$0.12

Net earnings per common share — basic, pro forma	$0.17	$0.08

Net earnings per common share — diluted, as reported	$0.19	$0.11

Net earnings per common share — diluted, pro forma	$0.16	$0.08

      The weighted-average fair value of the options granted during the 13 weeks ended April 30, 2005 and May 1, 2004 were estimated at $8.47 and $7.94, respectively, using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

Volatility	57.5%	60.2%
Risk-free interest rate	4.0%	3.3%
Expected life (years)	6.0	6.0
Expected dividend yield	0%	0%

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Computation of Net Earnings Per Common Share
      A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

	(in thousands, except
	per share data)
Net earnings	$10,326	$6,678

Weighted average common shares outstanding	51,000	56,990
Common share equivalents related to options and warrants	3,490	3,140

Common shares and common share equivalents	54,490	60,130

Net earnings per common share:
Basic	$0.20	$0.12

Diluted	$0.19	$0.11

      The following table contains information on options to purchase shares of common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-
	Dilutive	Range of
	Shares	Exercise Prices	Expiration Dates

	(In thousands, except per share data)
13 Weeks Ended April 30, 2005	30	$21.25	2012
13 Weeks Ended May 1, 2004	4,790	$18.00-$21.25	Through 2014

4.	Debt
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
      In October 2004, the Company issued a promissory note in favor of Barnes & Noble Inc. (“Barnes & Noble”) in the principal amount of $74,020 in connection with the repurchase of Class B common shares held by Barnes & Noble. A payment of $37,500 was made on January 15, 2005, as required by the promissory note, which also requires payments of $12,173 due on October 15, 2005, October 15, 2006 and October 15, 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income
      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

	(In thousands)
Net earnings	$10,326	$6,678
Other comprehensive income (loss):
Foreign currency translation adjustments	(101)	(177)

Total comprehensive income	$10,225	$6,501

6.	Income Taxes
      The tax provisions for the 13 weeks ended April 30, 2005 and May 1, 2004 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions
      The Company operates departments within bookstores operated by Barnes & Noble until November 2004, an affiliate of the Company. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $208 and $200 for the 13 weeks ended April 30, 2005 and May 1, 2004, respectively.
      The Company participates in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs are allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deems the allocation methodology to be reasonable. These charges amounted to $834 and $670 for the 13 weeks ended April 30, 2005 and May 1, 2004, respectively.
      In October 2004, the Board of Directors authorized a repurchase of the Company’s Class B common stock held by Barnes & Noble. The Company repurchased 6,107 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of the Company’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. The Company paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which is payable in installments over the next three years and bears interest at 5.5% per annum, payable when principal installments are due. The Company made a scheduled principal payment of $37,500 on the promissory note in January 2005. Interest expense on the promissory note for the 13 weeks ended April 30, 2005 totaled $508.
      In connection with the Electronics Boutique merger, the Company has agreed to pay the legal fees and expenses of one if its directors, Leonard Riggio, including legal fees and expenses incurred in connection with the preparation and filing of Mr. Riggio’s notification and report form under the Hart Scott Rodino Antitrust Improvements Act of 1976. The Company estimates that Mr. Riggio’s fees and expenses in connection with the merger will be approximately $150.

8.	Legal Proceedings
      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Moreira was seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which defined the class of current and former salaried retail managers and will result in a cost to the Company of approximately $2,750. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. On January 28, 2005, the court granted approval of the settlement and all settlement payments have been made.
      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against the Company in U.S. District Court, Western District of Louisiana, Lafayette/Opelousas Division, alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz is seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. On January 12, 2005, GameStop filed an answer to the complaint and a motion to transfer the action to the Northern District of Texas, Fort Worth Division. GameStop is awaiting the court’s decision on the motion. Management intends to vigorously defend this action and does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.
      On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages in excess of $600,000 under the Alabama wrongful death statute. GameStop and the other defendants intend to vigorously defend this action and have filed an initial motion to dismiss this case and an additional motion seeking to stay the civil case pending the criminal trial of Mr. Moore. Mr. Moore’s criminal trial is scheduled to start in July 2005.
      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.
9.     Supplemental Cash Flow Information

	13 Weeks	13 Weeks
	Ended	Ended
	April 30,	May 1,
	2005	2004

Cash paid during the period for:
Interest	$70	$70

Income taxes	539	340

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on May 20, 2005 (the “Form 10-K/A”), including the factors disclosed under “Business — Risk Factors”.
General
      We are one of the largest retailers of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of April 30, 2005, we operated 1,908 stores, in 50 states, the District of Columbia, Ireland, Northern Ireland, Puerto Rico and Guam, primarily under the name GameStop. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States.
      Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2. Microsoft introduced Xbox and Nintendo introduced GameCube in November 2001. Nintendo introduced the Dual Screen in November 2004. Sony introduced PlayStation Portable (“Sony PSP”) in March 2005. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of these hardware platforms and sales of related software and accessories will increase in the future.
      On April 18, 2005, the Company and Electronics Boutique announced that they entered into a merger agreement whereby separate subsidiaries of a newly formed holding company named GSC Holdings Corp. (“Holdco”) will be merged with and into the Company and Electronics Boutique, respectively, and the Company and Electronics Boutique will become wholly-owned subsidiaries of Holdco. In the proposed mergers, Electronics Boutique common stockholders will have the right to receive $38.15 in cash and .78795 of a share of Holdco Class A common stock for each share of Electronics Boutique common stock that they own. In addition, GameStop stockholders will receive one share of Holdco Class A common stock for each share of GameStop Class A common stock that they own and one share of Holdco Class B common stock for each share of GameStop Class B common stock that they own. The merger is subject to regulatory and stockholder approval, which management believes may occur in the third quarter of fiscal 2005. The discussions included in this Form 10-Q do not contemplate any impact of the proposed merger or possible future results, liquidity or cash flows of the combined company.
Critical Accounting Policies
      Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K/A in Note 1 of “Notes to the Consolidated Financial Statements.”

      Cash Consideration Received from Vendors. The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs, in accordance with FASB Emerging Issues Task Force Issue 02-16 or “EITF 02-16,” results in a portion of the consideration received from our vendors reducing the product costs in inventory. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances recorded as a reduction of inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applies this ratio to the value of inventory in determining the amount of vendor reimbursements recorded as a reduction to inventory reflected on the balance sheet. Because of the variability in the timing of our advertising and marketing programs throughout the year, the Company uses significant estimates in determining the amount of vendor allowances recorded as a reduction of inventory in interim periods, including estimates of full year vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory. Estimates of full year vendor allowances and the value of inventory are dependent upon estimates of full year merchandise purchases.
Results of Operations
      The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	73.2	71.6

Gross profit	26.8	28.4
Selling, general and administrative expenses	21.1	23.3
Depreciation and amortization	2.1	2.2

Operating earnings	3.6	2.9
Interest expense, net	0.1	0.0

Earnings before income tax expense	3.5	2.9
Income tax expense	1.3	1.1

Net earnings	2.2%	1.8%

      The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended April 30, 2005 and May 1, 2004 these purchasing, receiving and distribution costs amounted to $3.5 million and $3.0 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended April 30, 2005 and May 1, 2004 these processing fees amounted to $3.0 million and $2.2 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is lower than, and its selling, general and administrative expenses as a percentage of sales are higher than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.1% and 0.2% for the 13 weeks ended April 30, 2005 and May 1, 2004, respectively.

13 weeks ended April 30, 2005 compared with the 13 weeks ended May 1, 2004
      Sales increased by $103.0 million, or 27.7%, from $371.7 million in the 13 weeks ended May 1, 2004 to $474.7 million in the 13 weeks ended April 30, 2005. The increase in sales was attributable to approximately $53 million in additional sales from the 338 stores opened in fiscal 2004 (the 52 weeks ended January 29, 2005), approximately $43 million in sales resulting from an increase of 12.0% in comparable store sales and approximately $7 million in sales resulting from 95 new stores opened in the 13 weeks ended April 30, 2005. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase for the first quarter of fiscal 2005 was due to strong video game hardware sales fueled by the successful launch of the Sony PSP.
      Cost of sales increased by $81.1 million, or 30.5%, from $266.2 million in the 13 weeks ended May 1, 2004 to $347.3 million in the 13 weeks ended April 30, 2005. Cost of sales as a percentage of sales increased from 71.6% in the 13 weeks ended May 1, 2004 to 73.2% in the 13 weeks ended April 30, 2005. This increase was primarily the result of the shift in sales mix from higher margin video game software and used video game products to lower margin video game hardware caused by the sales of the Sony PSP hardware units. The Company expects cost of sales as a percentage of sales to remain higher than in the previous fiscal year through the anticipated launch of Microsoft’s Xbox 360 hardware platform which management anticipates later in fiscal 2005.
      Selling, general and administrative expenses increased by $13.8 million, or 16.0%, from $86.5 million in the 13 weeks ended May 1, 2004 to $100.3 million in the 13 weeks ended April 30, 2005. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 23.3% in the 13 weeks ended May 1, 2004 to 21.1% in the 13 weeks ended April 30, 2005. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to expense control measures instituted in the 13 weeks ended April 30, 2005 and due to the provision for the proposed California labor litigation settlement in the 13 weeks ended May 1, 2004, which was 0.7% of sales.
      Depreciation and amortization expense increased from $8.3 million for the 13 weeks ended May 1, 2004 to $10.3 million in the 13 weeks ended April 30, 2005. This increase of $2.0 million was due to capital expenditures for new stores and management information systems. Depreciation and amortization expense is expected to increase from fiscal 2004 to fiscal 2005 (the 52 weeks ending January 28, 2006) due to continued capital expenditures for new stores and management information systems and due to the commencement of full operations in the Company’s new corporate headquarters and distribution facility.
      Interest income resulting from the investment of excess cash balances increased from $0.3 million in the 13 weeks ended May 1, 2004 to $0.7 million in the 13 weeks ended April 30, 2005 due to an increase in the average yield on the investments. Interest expense increased from $0.2 million in the 13 weeks ended May 1, 2004 to $0.7 million in the 13 weeks ended April 30, 2005 primarily due to the interest incurred on the note payable to Barnes & Noble in connection with the repurchase of the Company’s Class B common stock. Interest expense on this note payable is expected to be approximately $2.0 million in fiscal 2005.
      Tax expense for the 13 weeks ended May 1, 2004 and the 13 weeks ended April 30, 2005 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2004 to fiscal 2005 due to corporate restructuring. Income tax expense increased from $4.2 million for the 13 weeks ended May 1, 2004 to $6.4 million in the 13 weeks ended April 30, 2005.
      The factors described above led to an increase in operating earnings of $6.1 million, or 56.5%, from $10.8 million in the 13 weeks ended May 1, 2004 to $16.9 million in the 13 weeks ended April 30, 2005, and an increase in net earnings of $3.6 million, or 53.7%, from $6.7 million in the 13 weeks ended May 1, 2004 to $10.3 million in the 13 weeks ended April 30, 2005.

Seasonality
      The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.
Liquidity and Capital Resources
      During the 13 weeks ended April 30, 2005 and May 1, 2004, cash used in operations was $5.8 million and $17.5 million, respectively. In the 13 weeks ended April 30, 2005, cash used in operations was primarily due to an increase in merchandise inventories of $38.9 million, which was offset by an increase in accounts payable and accrued liabilities of $6.8 million, net income of $10.3 million, depreciation and amortization of $10.3 million and a decrease in prepaid taxes of $3.0 million. In the 13 weeks ended May 1, 2004, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $71.1 million, which was offset by a decrease in merchandise inventories of $28.8 million, net income of $6.7 million, depreciation and amortization of $8.1 million and a decrease in prepaid taxes of $3.5 million. The decrease in accounts payable and accrued liabilities in the 13 weeks ended May 1, 2004 was typical as payments are made for purchases of merchandise inventories which took place in the fourth quarter of the previous fiscal year. The increase in merchandise inventories during the 13 weeks ended April 30, 2005 was due to the replenishment of hardware levels that were depleted in the fourth quarter of the previous year and the launch of the PSP. The increase in accounts payable resulting from the build-up of inventories offset the decrease in accounts payable that typically occurs in the first quarter of a fiscal year.
      Cash used in investing activities was $23.4 million and $24.7 million during the 13 weeks ended April 30, 2005 and May 1, 2004, respectively. During the 13 weeks ended April 30, 2005, approximately $7.3 million of our capital expenditures was used to equip and improve our new corporate headquarters and distribution center facility in Grapevine, Texas, and the remaining $15.5 million was used to open new stores, remodel existing stores and invest in information systems. All corporate headquarters functions have been relocated to our new corporate headquarters and we expect that the distribution functions will be relocated during the third quarter of fiscal 2005. During the 13 weeks ended May 1, 2004, our capital expenditures included approximately $12.0 million to acquire our new corporate headquarters and distribution center facility. The remaining $12.6 million in capital expenditures was used to open new stores, remodel existing stores and invest in information systems.
      Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 103 stores in the 13 weeks ended May 1, 2004 compared to 95 stores in the 13 weeks ended April 30, 2005 and expect to open between 370 and 400 stores in fiscal 2005. Projected capital expenditures for fiscal 2005 are approximately $81.0 million, to be used primarily to fund new store openings, improve and equip our new headquarters and distribution center and invest in distribution and information systems.
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
      In October 2004, the Board of Directors authorized a repurchase of the Company’s Class B common stock held by Barnes & Noble. The Company repurchased 6,107,000 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. The Company paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million. A scheduled payment of $37.5 million was made on January 15, 2005. The note also requires three payments of $12.2 million each due on October 15, 2005, October 15, 2006 and October 15, 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due. The repurchased shares were immediately retired.
      Based on our current operating plans, we believe that cash generated from our operating activities and available cash balances will be sufficient to fund our operations, required payments on our note payable, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.
Disclosure Regarding Forward-looking Statements
      This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to successfully and efficiently transfer our headquarters and distribution center to our new facility; and

•	other factors described in the Form 10-K/A, including those set forth under the caption “Business — Risk Factors.”
      In addition, our proposed merger with Electronics Boutique is contingent upon certain conditions, including regulatory clearance and the approvals of GameStop’s and Electronics Boutique’s stockholders.
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
Foreign Exchange Exposure
      We do not believe we have material foreign currency exposure because only an immaterial portion of our business is transacted in other than United States currency. We historically have not entered into hedging transactions with respect to our foreign currency, but may do so in the future.

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
      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Moreira was seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which defined the class of current and former salaried retail managers and will result in a cost to the Company of approximately $2.75 million. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. On January 28, 2005, the court granted approval of the settlement and all settlement payments have been made.
      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against the Company in U.S. District Court, Western District of Louisiana, Lafayette/Opelousas Division, alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz is seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz is seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. On January 12, 2005, GameStop filed an answer to the complaint and a motion to transfer the action to the Northern District of Texas, Fort Worth Division. GameStop is awaiting the court’s decision on the motion. Management intends to vigorously defend this action and does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.
      On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages in excess of $600 million under the Alabama wrongful death statute. GameStop and the other defendants intend to vigorously defend this action and have filed an initial motion to dismiss this case and an additional motion seeking to stay the civil case pending the criminal trial of Mr. Moore. Mr. Moore’s criminal trial is scheduled to start in July 2005.
      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

ITEM 6.	Exhibits
Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Bylaws.(1)
3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)
4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)

Exhibit
Number	Description

10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)
10.5	Amended and Restated 2001 Incentive Plan. (7)
10.6	Supplemental Compensation Plan. (7)
10.7	Form of Option Agreement. (7)
10.8	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.9	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)
10.10	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)
10.11	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)
10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.13	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.15	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)
10.16	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)
10.17	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N Gamestop Holding Corp. and Barnes & Noble.(5)
10.18	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson

David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: June 3, 2005

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