Form 10-K/A
period 2005-01-29
GAMESTOP CORP
filed 2005-09-02
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)
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
     Number of shares of $.001 par value Class A Common Stock outstanding as of August 30, 2005: 21,949,509
     Number of shares of $.001 par value Class B Common Stock outstanding as of August 30, 2005: 29,901,662
EXPLANATORY NOTE
     On April 11, 2005, GameStop Corp. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). As a result of the Company’s expectation that it would not file its definitive proxy statement within 120 days after the end of the fiscal year covered by the Original Filing, the Company filed Amendment No. 1 on Form 10-K/A (the “Amended Filing”) on May 20, 2005 in order to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The Company hereby amends Item 1 of Part I and Items 7 and 8 of Part II of the Amended Filing, and the Company’s consolidated financial statements (including the notes thereto), to respond to comments the Company received from the SEC with respect to the Original Filing and the Amended Filing. In addition, in connection with the filing of this amendment, we are including with this amendment certain currently dated certifications and therefore we are amending Part IV solely for that purpose. Except as described above, no other amendments are being made to the Original Filing or the Amended Filing.
     This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures in this report to speak as of a later date. Updated information regarding recent developments is included in the Company’s other filings with the SEC and in press releases issued by the Company.

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

•	Capitalize on Growth in Demand. Our sales of new and used video game software grew by approximately 26% in fiscal 2003 and by an additional 22% in fiscal 2004. In fiscal 2003 and fiscal 2004, our comparable store sales increased 0.8% and 1.7%, respectively, driven in large measure by the success of Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube and Nintendo DS, which was launched in November 2004. Comparable store sales increased a modest 1.7% in fiscal 2004, as declining video game hardware price points and hardware shortages offset the increase in video game software sales, which was fueled by the success of Grand Theft Auto: San Andreas, from Take-Two Interactive Software, Inc. and Halo 2 from Microsoft Corp. During fiscal 2003 and fiscal 2004, we capitalized on the growth in demand for video game software and accessories that followed the increases in the installed hardware base of these four video game platforms. Over the next few years, we expect to continue to capitalize on the increasing installed base for these platforms, the release in March 2005 of the Sony PSP, the anticipated release in late 2005 of the Microsoft Xbox 2, the anticipated release in 2006 of the Sony PlayStation 3 and the related growth in video game software and accessories sales.

•	Increase Sales of Used Video Game Products. We will continue to expand the selection and availability of used video game products in both our mall and strip center stores. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the continued growth of new platform technology to drive trade-ins of previous generation products, as well as next generation platforms, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. We intend to increase customer awareness of the benefits of shopping in our stores. In connection with our brand-building efforts, in each of the last three fiscal years, we increased the amount of media advertising in targeted markets. In fiscal 2005, we plan to continue to increase media advertising, to expand our GameStop loyalty card program, to aggressively

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
      Locations. The table below sets forth the number of our stores located in each state, the District of Columbia, Ireland, Northern Ireland, Puerto Rico and Guam as of January 29, 2005:

Number
State	of Stores

Alabama	27
Alaska	3
Arizona	34
Arkansas	11
California	206
Colorado	28
Connecticut	21
Delaware	8
District of Columbia	1
Florida	79
Georgia	45
Guam	2
Hawaii	13
Idaho	3
Illinois	94
Indiana	25

Number
State	of Stores

Iowa	20
Kansas	14
Kentucky	18
Louisiana	25
Maine	3
Maryland	46
Massachusetts	31
Michigan	66
Minnesota	32
Mississippi	17
Missouri	34
Montana	6
Nebraska	7
Nevada	18
New Hampshire	10
New Jersey	75
New Mexico	15
New York	89
North Carolina	39
North Dakota	6
Ohio	83
Oklahoma	23
Oregon	15
Pennsylvania	84
Puerto Rico	15
Rhode Island	5
South Carolina	20
South Dakota	3
Tennessee	30
Texas	204
Utah	21
Vermont	1
Virginia	50
Washington	43
West Virginia	11
Wisconsin	21
Wyoming	1

1,801
Ireland	22
Northern Ireland	3

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

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001

	In Thousands, except per share data and statistical data
Statement of Operations Data:
Sales	$1,842,806	$1,578,838	$1,352,791	$1,121,138	$756,697
Cost of sales	1,333,506	1,145,893	1,012,145	855,386	570,995

Gross profit	509,300	432,945	340,646	265,752	185,702
Selling, general and administrative expenses(1)(2)	373,364	299,193	230,461	200,698	157,242
Depreciation and amortization(1)(2)	36,789	29,368	23,114	19,842	13,623
Amortization of goodwill	—	—	—	11,125	9,223

Operating earnings	99,147	104,384	87,071	34,087	5,614
Interest expense (income), net	236	(804)	(630)	19,452	23,411

Earnings (loss) before income taxes	98,911	105,188	87,701	14,635	(17,797)
Income tax expense (benefit)	37,985	41,721	35,297	7,675	(5,836)

Net earnings (loss)	$60,926	$63,467	$52,404	$6,960	$(11,961)

Net earnings (loss) per Class A and Class B common share — basic	$1.11	$1.13	$0.93	$0.19	$(0.33)

Weighted average shares outstanding — basic	54,662	56,330	56,289	36,009	36,009

Net earnings (loss) per Class A and Class B common share — diluted	$1.05	$1.06	$0.87	$0.18	$(0.33)

Weighted average shares outstanding — diluted	57,796	59,764	60,419	39,397	36,009

Other Financial Data:
Net earnings (loss) excluding the after-tax effect of goodwill amortization(3)	$60,926	$63,467	$52,404	$15,373	$(5,212)
Net earnings (loss) per share excluding the after-tax effect of goodwill amortization — diluted(3)	$1.05	$1.06	$0.87	$0.39	$(0.14)
Store Operating Data:
Stores open at the end of period	1,826	1,514	1,231	1,038	978
Comparable store sales increase (decrease)(4)	1.7%	0.8%	11.4%	32.0%	(6.7)%
Inventory turnover	5.4	4.9	4.9	5.2	4.6
Balance Sheet Data:
Working capital (deficit)	$110,093	$188,378	$174,482	$31,107	$(1,726)
Total assets(1)(2)	914,983	902,189	806,237	608,674	511,504
Total debt	36,520	—	—	399,623	385,148
Total liabilities(1)(2)	371,972	308,156	257,562	612,659	532,114
Stockholders’ equity (deficit)	543,011	594,033	548,675	(3,985)	(20,610)

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

      Although management considers its advertising and marketing programs to be effective, we do not believe that we would be able to incur the same level of advertising expenditures if the vendors decreased or discontinued their allowances. In addition, management believes that the Company’s revenues would be adversely affected if its vendors decreased or discontinued their allowances, but management is unable to quantify the impact.
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

Results of Operations
      The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	72.4	72.6	74.8

Gross profit	27.6	27.4	25.2
Selling, general and administrative expenses	20.2	19.0	17.1
Depreciation and amortization	2.0	1.8	1.7

Operating earnings	5.4	6.6	6.4
Interest expense (income), net	0.0	0.0	(0.1)

Earnings before income taxes	5.4	6.6	6.5
Income tax expense	2.1	2.6	2.6

Net earnings	3.3%	4.0%	3.9%

      The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 these purchasing, receiving and distribution costs amounted to $9.2 million, $9.5 million and $10.1 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 these processing fees amounted to $12.0 million, $10.7 million and $10.7 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.2% and 0.1% for the fiscal years ended January 29, 2005 and January 31, 2004, respectively. The effect of these classifications on the fiscal year ended February 1, 2003 was not material.
      The following table sets forth sales (in millions) by significant product category for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 29, 2005		January 31, 2004		February 1, 2003

		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$209.2	11.4%	$198.1	12.6%	$216.8	16.0%
New video game software	776.7	42.1%	647.9	41.0%	524.7	38.8%
Used video game products	511.8	27.8%	403.3	25.5%	296.4	21.9%
Other	345.1	18.7%	329.5	20.9%	314.9	23.3%

Total	$1,842.8	100.0%	$1,578.8	100.0%	$1,352.8	100.0%

      The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 29, 2005		January 31, 2004		February 1, 2003

		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$8.5	4.1%	$10.6	5.3%	$4.4	2.0%
New video game software	151.9	19.6%	128.6	19.9%	93.7	17.9%
Used video game products	231.6	45.3%	179.3	44.5%	142.8	48.2%
Other	117.3	34.0%	114.4	34.7%	99.7	31.7%

Total	$509.3	27.6%	$432.9	27.4%	$340.6	25.2%

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
      The strong new game releases in fiscal 2004 led to an increase in new video game software sales of $128.8 million, or 19.9%, from fiscal 2003 and an increase in new software sales as a percentage of total sales from 41.0% in fiscal 2003 to 42.1% in fiscal 2004. The declining price points and hardware shortages described above curtailed the expected growth in new hardware, resulting in a modest 5.6%, or $11.1 million, increase in sales and a decline in hardware sales as a percentage of total sales from 12.6% in fiscal 2003 to 11.4% in fiscal 2004. Used video game products continued to show strong growth, with an increase in sales of $108.5 million, or 26.9%, from fiscal 2003 to fiscal 2004 and an increase as a percentage of total sales from 25.5% in fiscal 2003 to 27.8% in fiscal 2004. This growth was due to our store growth in strip centers and the availability of used products for sale caused by trade-ins of used video game products in response to the strong new game releases. Sales of other product categories, including PC entertainment and other software and accessories, magazines and character-related merchandise, grew only 4.7%, or $15.6 million, from fiscal 2003 to fiscal 2004, as was expected due to a lack of strong new PC accessories and trading cards.
      Cost of sales increased by $187.6 million, or 16.4%, from $1,145.9 million in fiscal 2003 to $1,333.5 million in fiscal 2004 as a result of the changes in gross profit discussed below.
      Gross profit increased by $76.4 million, or 17.6%, from $432.9 million in fiscal 2003 to $509.3 million in fiscal 2004. Gross profit as a percentage of sales increased from 27.4% in fiscal 2003 to 27.6% in fiscal 2004. This increase was primarily the result of the shift in sales mix from lower margin new video game hardware to higher margin new video game software and used video game products, as discussed above. Gross profit as a percentage of sales on new hardware declined from 5.3% in fiscal 2003 to 4.1% in fiscal 2004 due to the expedited freight costs incurred in shipping hardware, which was in short supply, into our stores. The expected continued downward pressure in margin rates on new release titles caused a decline in gross profit as a percentage of sales on new software from 19.9% in fiscal 2003 to 19.6% in fiscal 2004. Gross profit as a percentage of sales on used video game products increased from 44.5% in fiscal 2003 to 45.3% in fiscal 2004 due to increased efforts to monitor margin rates. Gross profit as a percentage of sales on other products remained comparable from fiscal 2003 to fiscal 2004.

      The Company expects the overall gross profit as a percentage of sales to decrease in fiscal 2005 due to the anticipated launch of two new hardware platforms.
      Selling, general and administrative expenses increased by $74.2 million, or 24.8%, from $299.2 million in fiscal 2003 to $373.4 million in fiscal 2004. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses, the $2.8 million provision for the proposed California labor litigation settlement, the $2.8 million charge attributable to the professional fees related to the spin-off of our Class B common shares previously owned by Barnes & Noble and $5.1 million attributable to correcting our method of accounting for rent expense. Selling, general and administrative expenses as a percentage of sales increased from 19.0% in fiscal 2003 to 20.2% in fiscal 2004. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses and investments in our international infrastructure (a combined impact of 0.6% of sales), the provision for the proposed California labor litigation settlement (0.2% of sales), the charge attributable to the professional fees related to the spin-off of our Class B common shares (0.2% of sales) and correcting our method of accounting for rent expense (0.3% of sales). Management anticipates that the new method of accounting for rent expense will impact selling, general and administrative expenses in fiscal 2005 by approximately $2.8 million.
      Depreciation and amortization expense increased from $29.4 million in fiscal 2003 to $36.8 million in fiscal 2004. This increase of $7.4 million was due to the capital expenditures for new stores and management information systems during the fiscal year. Depreciation and amortization expense will increase from fiscal 2004 to fiscal 2005 due to continued capital expenditures for new stores and management information systems and due to the commencement of full operations in the Company’s new distribution facility.
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
      The declining price points described above led to a decline in hardware sales of $18.7 million, or 8.6%, and a decline in hardware sales as a percentage of total sales from 16.0% in fiscal 2002 to 12.6% in fiscal 2003. Growth in our store count led to an increase in new video game software sales of $123.2 million, or 23.5%, from fiscal 2002 to fiscal 2003. The shift in sales from hardware led to an increase in new software sales as a percentage of total sales from 38.8% in fiscal 2002 to 41.0% in fiscal 2003. Used video game products continued to grow due to our store growth in strip centers and efforts to increase the consumers’ awareness of the benefits of trading in and buying used video game products. Sales of used video game products increased by $106.9 million, or 36.1%, from fiscal 2002 to fiscal 2003 and increased as a percentage of total sales from 21.9% in fiscal 2002 to 25.5% in fiscal 2003. Sales of other product categories grew only 4.6%, or $14.6 million, from fiscal 2002 to fiscal 2003, as was expected due to a lack of strong new PC titles.
      Cost of sales increased by $133.8 million, or 13.2%, from $1,012.1 million in fiscal 2002 to $1,145.9 million in fiscal 2003 as a result of the changes in gross profit discussed below.
      Gross profit increased by $92.3 million, or 27.1%, from $340.6 million in fiscal 2003 to $432.9 million in fiscal 2003. Gross profit as a percentage of sales increased from 25.2% in fiscal 2002 to 27.4% in fiscal 2003. This increase was primarily the result of the implementation of EITF 02-16 (see footnote 2 to the Consolidated Financial Statements), requiring certain vendor allowances to be deducted from cost of sales, and the shift in sales mix from lower margin video game hardware to higher margin PlayStation 2, Game Boy Advance, Xbox and GameCube video game software and used video game products. The implementation of EITF 02-16 led to a decrease in cost of sales and a corresponding increase in gross profit of $21.6 million, or 1.4% of sales, and led to the increases in gross profit as a percentage of sales on new hardware, new software and other products. Gross profit as a percentage of sales declined on used video game products from 48.2% in fiscal 2002 to 44.5% in fiscal 2003 due to increased competition from other retailers expanding their presence in the used video game business.
      Selling, general and administrative expenses increased by $68.7 million, or 29.8%, from $230.5 million in fiscal 2002 to $299.2 million in fiscal 2003. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution, and corporate office operating expenses. In addition, implementing EITF 02-16 caused an increase of $26.8 million in selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales increased from 17.1% in fiscal 2002 to 19.0% in fiscal 2003. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the effect of implementing EITF 02-16.
      Depreciation and amortization expense increased from $23.1 million in fiscal 2002 to $29.4 million in fiscal 2003. This increase of $6.3 million was due to the capital expenditures for new stores, management information systems and distribution center enhancements during the fiscal year.
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
Contractual Obligations
      The following table sets forth our contractual obligations as of January 29, 2005:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	In millions
Long-Term Debt(1)	$36.5	$12.2	$24.3	$—	$—
Operating Leases	$444.4	$70.0	$120.9	$98.9	$154.6
Purchase Obligations(2)	$176.2	$176.2	$—	$—	$—

Total	$657.1	$258.4	$145.2	$98.9	$154.6

(1)	The long-term debt bears interest at 5.5%, which will result in additional obligations of approximately $2.0 million in less than one year and $2.0 million in one to three years.
(2)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.
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
Directors
      The following table sets forth the names and ages of our directors, the year they first became a director and the positions they hold with the Company:

		Director
Name	Age	Since	Position with the Company

R. Richard Fontaine	63	2001	Chairman of the Board, Chief Executive Officer and Director
Daniel A. DeMatteo	57	2002	Vice Chairman, Chief Operating Officer and Director
Michael N. Rosen	64	2001	Secretary and Director
Leonard Riggio(1)	64	2001	Director
Stephanie M. Shern(2)	57	2002	Director
Gerald R. Szczepanski(3)	57	2002	Director
Edward A. Volkwein(3)	64	2002	Director

(1)	Member of Nominating and Corporate Governance Committee

(2)	Chairperson of Audit Committee

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
Date: September 2, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ R. Richard Fontaine R. Richard Fontaine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 2, 2005

/s/ David W. Carlson David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Accounting and Financial Officer)	September 2, 2005

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Vice Chairman and Chief Operating Officer and Director	September 2, 2005

/s/ Michael N. Rosen Michael N. Rosen	Secretary and Director	September 2, 2005

/s/ Leonard Riggio Leonard Riggio	Director	September 2, 2005

/s/ Stephanie M. Shern Stephanie M. Shern	Director	September 2, 2005

/s/ Edward A. Volkwein Edward A. Volkwein	Director	September 2, 2005

/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Director	September 2, 2005

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
(except for Note 16, which
is as of August 24, 2005)

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

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of January 29, 2005 and January 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week periods ended January 29, 2005, January 31, 2004 and February 1, 2003. We have also audited the schedule listed in Item 15(a)(2) for this Form  10-K. Our report dated March 30, 2005 (except for Note 16 which is dated August 24, 2005) expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP
Dallas, Texas
March 30, 2005

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS

	January 29,	January 31,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$170,992	$204,905
Receivables, net	9,812	9,545
Merchandise inventories	216,296	223,526
Prepaid expenses and other current assets	18,400	14,340
Prepaid taxes	3,053	12,775
Deferred taxes	5,435	7,661

Total current assets	423,988	472,752

Property and equipment:
Land	2,000	—
Leasehold improvements	106,428	64,227
Fixtures and equipment	184,536	131,556

	292,964	195,783
Less accumulated depreciation and amortization	124,565	88,487

Net property and equipment	168,399	107,296

Goodwill, net	320,888	320,826
Other noncurrent assets	1,708	1,315

Total other assets	322,596	322,141

Total assets	$914,983	$902,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,739	$204,011
Accrued liabilities	94,983	79,839
Note payable, current portion	12,173	—

Total current liabilities	313,895	283,850

Deferred taxes	20,257	17,731
Note payable, long-term portion	24,347	—
Deferred rent and other long-term liabilities	13,473	6,575

	58,077	24,306

Total liabilities	371,972	308,156

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 24,189 and 22,993 shares issued, respectively	24	23
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902 and 36,009 shares issued and outstanding	30	36
Additional paid-in-capital	500,769	510,597
Accumulated other comprehensive income	567	296
Retained earnings	91,621	118,087
Treasury stock, at cost, 3,263 and 2,304 shares, respectively	(50,000)	(35,006)

Total stockholders’ equity	543,011	594,033

Total liabilities and stockholders’ equity	$914,983	$902,189

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands, except per share data)
Sales	$1,842,806	$1,578,838	$1,352,791
Cost of sales	1,333,506	1,145,893	1,012,145

Gross profit	509,300	432,945	340,646
Selling, general and administrative expenses	373,364	299,193	230,461
Depreciation and amortization	36,789	29,368	23,114

Operating earnings	99,147	104,384	87,071
Interest income	(1,919)	(1,467)	(1,998)
Interest expense	2,155	663	1,368

Earnings before income tax expense	98,911	105,188	87,701
Income tax expense	37,985	41,721	35,297

Net earnings	$60,926	$63,467	$52,404

Net earnings per Class A and Class B common share — basic	$1.11	$1.13	$0.93

Weighted average shares of common stock — basic	54,662	56,330	56,289

Net earnings per Class A and Class B common share — diluted	$1.05	$1.06	$0.87

Weighted average shares of common stock — diluted	57,796	59,764	60,419

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Stock	Total

	(In thousands)
Balance at February 2, 2002	—	$—	36,009	$36	$(6,237)	$—	$2,216	$—	$(3,985)
Shares issued in public offering	20,764	21	—	—	347,318	—	—	—	347,339
Exercise of employee stock options (including tax benefit of $1,906)	286	—	—	—	2,917	—	—	—	2,917
Capital contribution from Barnes & Noble, Inc.	—	—	—	—	150,000	—	—	—	150,000
Net earnings for the 52 weeks ended February 1, 2003	—	—	—	—	—	—	52,404	—	52,404

Balance at February 1, 2003	21,050	21	36,009	36	493,998	—	54,620	—	548,675
Comprehensive income:
Net earnings for the 52 weeks ended January 31, 2004	—	—	—	—	—	—	63,467	—
Foreign currency translation	—	—	—	—	—	296	—	—
Total comprehensive income									63,763
Exercise of employee stock options (including tax benefit of $9,702)	1,943	2	—	—	16,599	—	—	—	16,601
Treasury stock acquired, 2,304 shares	—	—	—	—	—	—	—	(35,006)	(35,006)

Balance at January 31, 2004	22,993	23	36,009	36	510,597	296	118,087	(35,006)	594,033
Comprehensive income:
Net earnings for the 52 weeks ended January 29, 2005	—	—	—	—	—	—	60,926	—
Foreign currency translation	—	—	—	—	—	271	—	—
Total comprehensive income									61,197
Exercise of employee stock options (including tax benefit of $5,082)	1,196	1	—	—	14,555	—	—	—	14,556
Repurchase and retirement of Class B common stock	—	—	(6,107)	(6)	(24,383)	—	(87,392)	—	(111,781)
Treasury stock acquired, 959 shares	—	—	—	—	—	—	—	(14,994)	(14,994)

Balance at January 29, 2005	24,189	$24	29,902	$30	$500,769	$567	$91,621	$(50,000)	$543,011

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$60,926	$63,467	$52,404
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	37,019	29,487	23,154
Provision for inventory reserves	17,808	12,901	14,071
Amortization of loan cost	432	313	242
Deferred taxes	4,752	5,713	4,710
Tax benefit realized from exercise of stock options by employees	5,082	9,702	1,906
Loss on disposal of property and equipment	382	213	205
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	5,349	338	329
Increase in liability to landlords for tenant allowances, net	1,644	937	498
Minority interest	(96)	(298)	—
Changes in operating assets and liabilities, net
Receivables, net	(267)	(1,954)	(963)
Merchandise inventories	(10,578)	(72,712)	(37,089)
Prepaid expenses and other current assets	(4,060)	(4,111)	(1,872)
Prepaid taxes	9,722	(12,775)	—
Accounts payable, accrued liabilities and accrued income taxes payable	17,872	40,056	36,374

Net cash flows provided by operating activities	145,987	71,277	93,969

Cash flows from investing activities:
Purchase of property and equipment	(98,305)	(64,484)	(40,628)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash received	(62)	(3,027)	—
Net increase in other noncurrent assets	(825)	(522)	(788)

Net cash flows used in investing activities	(99,192)	(68,033)	(41,416)

Cash flows from financing activities:
Issuance of 20,764 shares relating to the public offering, net of the related expenses	—	—	347,339
Issuance of shares relating to employee stock options	9,474	6,899	1,011
Repayment of debt due to Barnes & Noble, Inc.	—	—	(250,000)
Repayment of debt of Gamesworld Group Limited	—	(2,296)	—
Purchase of treasury shares through repurchase program	(14,994)	(35,006)	—
Repurchase of Class B shares	(111,781)	—	—
Issuance of debt relating to the Class B share repurchase	74,020	—	—
Repayment of debt relating to the Class B shares	(37,500)	—	—
Net increase in other payable to Barnes & Noble, Inc.	—	—	377

Net cash flows (used in) provided by financing activities	(80,781)	(30,403)	98,727

Exchange rate effect on cash and cash equivalents	73	34	—

Net increase (decrease) in cash and cash equivalents	(33,913)	(27,125)	151,280
Cash and cash equivalents at beginning of period	204,905	232,030	80,750

Cash and cash equivalents at end of period	$170,992	$204,905	$232,030

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

Customer Liabilities
      The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Revenue is subsequently recognized when the credits and gift cards are redeemed. In addition, income (“breakage”) is recognized quarterly on unused customer liabilities older than three years to the extent that the Company believes the likelihood of redemption by the customer is remote, based on historical redemption patterns. Breakage has historically been immaterial. To the extent that future redemption patterns differ from those historically experienced, there will be variations in the recorded breakage.

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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Earnings Per Common Share
      Net earnings per Class A and Class B common share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per Class A and Class B common share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of the Company’s outstanding options.
      Diluted earnings per Class A and Class B common share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Note 4 provides additional information regarding net earnings per common share.

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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net earnings and net earnings per Class A and Class B common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation for the options granted under its plans:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands, except per share data)
Net earnings, as reported	$60,926	$63,467	$52,404
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,405	7,888	8,287

Pro forma net earnings	$51,521	$55,579	$44,117

Net earnings per Class A and Class B common share — basic, as reported	$1.11	$1.13	$0.93

Net earnings per Class A and Class B common share — basic, pro forma	$0.94	$0.99	$0.78

Net earnings per Class A and Class B common share — diluted, as reported	$1.05	$1.06	$0.87

Net earnings per Class A and Class B common share — diluted, pro forma	$0.89	$0.93	$0.73

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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Classifications
      The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003 these purchasing, receiving and distribution costs amounted to $9,203, $9,480 and $10,123, respectively.
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
      The Company and approximately 75 of its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs, in accordance with FASB Emerging Issues Task Force Issue 02-16 or “EITF 02-16,” results in a portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs as in years prior to fiscal 2003. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The cooperate advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising, product training and promotion at the Company’s annual store managers conference. The allowance for each event is negotiated with the vendor and requires specific performance by the Company to be earned.
      Vendor allowances received in the amount of $21,913 and $20,035 were netted against advertising expenses in the 52 weeks ended January 29, 2005 and January 31, 2004, respectively. Vendor allowances received in excess of advertising expenses were recorded as a reduction of cost of sales of $29,917 and $26,779 for the 52 weeks ended January 29, 2005 and January 31, 2004, respectively, less $66 and $5,210, respectively, for the effect of the amounts deferred as a reduction in inventory.
      Because prior periods have not been restated, the following table presents the 52 weeks ended January 31, 2004 and February 1, 2003 on a pro forma basis as if EITF 02-16 had been implemented prior to the beginning of fiscal 2002:

	52 Weeks	52 Weeks
	Ended	Ended
	January 31,	February 1,
	2004	2003

	(In thousands, except per
	share data)
Sales	$1,578,838	$1,352,791
Cost of sales	1,142,225	987,184

Gross profit	436,613	365,607
Selling, general and administrative expenses	299,193	255,757
Depreciation and amortization	29,368	23,114

Operating earnings	108,052	86,736
Interest income	(1,467)	(1,998)
Interest expense	663	1,368

Earnings before income tax expense	108,856	87,366
Income tax expense	43,108	35,160

Net earnings	$65,748	$52,206

Net earnings per Class A and Class B common share — basic	$1.17	$0.93

Weighted average shares of common stock — basic	56,330	56,289

Net earnings per Class A and Class B common share — diluted	$1.10	$0.86

Weighted average shares of common stock — diluted	59,764	60,419

3.	Acquisitions
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Computation of Net Earnings per Common Share
      The Company has two classes of common stock and computes earnings per share using the two-class method in accordance with Financial Accounting Standard No. 128 Earnings per Share. As discussed in Note 19, the holders of the Company’s Class A and Class B common stock have identical rights to dividends or to distributions in the event of a liquidation, dissolution or winding up of the Company. Accordingly, the earnings per common share for the two classes of common stock are the same. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands, except per share data)
Net earnings	$60,926	$63,467	$52,404

Weighted average common shares outstanding
Class A	20,683	20,321	20,280
Class B	33,979	36,009	36,009

Weighted common shares outstanding	54,662	56,330	56,289
Dilutive effect of options and warrants on Class A common stock	3,134	3,434	4,130

Common shares and dilutive potential common shares	57,796	59,764	60,419

Net earnings per Class A and Class B common share:
Basic	$1.11	$1.13	$0.93

Diluted	$1.05	$1.06	$0.87

      The following table contains information on options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates

	(In thousands, except per share data)
52 Weeks Ended January 29, 2005	30	$21.25	2012
52 Weeks Ended January 31, 2004	3,831	$18.00-$21.25	Through 2013
52 Weeks Ended February 1, 2003	4,372	$16.48-$21.25	Through 2012

5.	Receivables, Net
      Receivables represent primarily bankcard and other receivables as follows:

	January 29,	January 31,
	2005	2004

	(In thousands)
Bankcard receivables	$5,946	$5,147
Other receivables	4,259	4,787
Allowance for doubtful accounts	(393)	(389)

Total receivables, net	$9,812	$9,545

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Liabilities
      Accrued liabilities consist of the following:

	January 29,	January 31,
	2005	2004

	(In thousands)
Customer liabilities	$35,213	$26,797
Deferred revenue	9,484	7,255
Accrued rent	6,090	7,378
Employee compensation and related taxes	5,750	6,525
Other taxes	5,129	5,033
Other accrued liabilities	33,317	26,851

Total accrued liabilities	$94,983	$79,839

7.	Goodwill
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
      The Option Plan provides a maximum aggregate amount of 20,000 shares of Class A common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares generally are issued at fair market value on the date of grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance.

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

16.	Significant Products
      The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks Ended		52 Weeks Ended		52 Weeks Ended
	January 29, 2005		January 31, 2004		February 1, 2003

		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$209.2	11.4%	$198.1	12.6%	$216.8	16.0%
New video game software	776.7	42.1%	647.9	41.0%	524.7	38.8%
Used video game products	511.8	27.8%	403.3	25.5%	296.4	21.9%
Other	345.1	18.7%	329.5	20.9%	314.9	23.3%

Total	$1,842.8	100.0%	$1,578.8	100.0%	$1,352.8	100.0%

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks Ended		52 Weeks Ended		52 Weeks Ended
	January 29, 2005		January 31, 2004		February 1, 2003

		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$8.5	4.1%	$10.6	5.3%	$4.4	2.0%
New video game software	151.9	19.6%	128.6	19.9%	93.7	17.9%
Used video game products	231.6	45.3%	179.3	44.5%	142.8	48.2%
Other	117.3	34.0%	114.4	34.7%	99.7	31.7%

Total	$509.3	27.6%	$432.9	27.4%	$340.6	25.2%

17.	Supplemental Cash Flow Information

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Cash paid during the period for:
Interest	$1,447	$308	$47,236

Income taxes	19,903	56,555	14,641

Subsidiaries acquired:
Goodwill	62	2,869	—
Cash received in acquisition	—	252	—
Net assets acquired (or liabilities assumed)	—	158	—

Cash paid	$62	$3,279	$—

Non-cash financing activity:
Barnes & Noble capital contribution	$—	$—	$150,000

18.	Repurchase of Equity Securities
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$18.26 per share for aggregate consideration before expenses of $111,520. The repurchased shares were immediately retired.

19.	Shareholders’ Equity
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

20.	Unaudited Quarterly Financial Information
      The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 29, 2005 and January 31, 2004. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 29, 2005				Fiscal Year Ended January 31, 2004

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

				(In thousands)
Sales	$371,736	$345,593	$416,737	$708,740	$321,741	$305,674	$326,042	$625,381
Gross profit	104,642	106,286	118,959	179,413	84,640	88,032	97,783	162,490
Operating earnings(1)	10,770	12,545	19,852	55,980	10,689	10,849	17,891	64,955
Net earnings(2)	6,678	7,672	12,059	34,517	6,611	6,606	10,693	39,557
Net earnings per Class A and Class B common share — basic(3)	0.12	0.14	0.22	0.68	0.12	0.12	0.19	0.71
Net earnings per Class A and Class B common share — diluted(3)	0.11	0.13	0.21	0.64	0.11	0.11	0.18	0.67

(1)	Includes the following pre-tax charges:

•	$2,750 in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$2,800 in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of the Company’s Class B common shares, and

•	$5,373 in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

(2)	Includes the following after-tax charges:

•	$1,708 in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$1,739 in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of the Company’s Class B common shares, and

•	$3,312 in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

(3)	Includes the following charges per basic and diluted share:

•	$0.03 per basic and diluted share in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$0.03 per basic and diluted share in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of the Company’s Class B common shares, and

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$0.07 and $0.06 per basic and diluted share, respectively, in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)

4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)

10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)

10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.5	Amended and Restated 2001 Incentive Plan.(7)

10.6	Supplemental Compensation Plan.(7)

10.7	Form of Option Agreement.(7)

10.8	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.9	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.10	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)

10.11	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)

10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.13	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.15	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.16	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)

10.17	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N Gamestop Holding Corp. and Barnes & Noble.(5)

10.18	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)

14.1	Code of Ethics for Senior Financial Officers.(6)

21.1	Subsidiaries.(7)

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.