Form 10-Q/A
period 2005-04-30
GAMESTOP CORP
filed 2005-09-02
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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
      On June 3, 2005, GameStop Corp. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). The Company hereby amends Items 1 and 2 of Part I of the Original Filing, and the Company’s consolidated financial statements (including the notes thereto), to respond to comments the Company received from the SEC with respect to the Original Filing. In addition, in connection with the filing of this amendment, we are including with this amendment certain currently dated certifications and therefore we are amending Part II solely for that purpose. Except as described above, no other amendments are being made to the Original Filing.
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

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

	(In thousands, except per
	share data)
	(Unaudited)
Sales	$474,727	$371,736
Cost of sales	348,690	267,094

Gross profit	126,037	104,642
Selling, general and administrative expenses	98,986	85,622
Depreciation and amortization	10,194	8,250

Operating earnings	16,857	10,770
Interest income	(655)	(327)
Interest expense	738	174

Earnings before income tax expense	16,774	10,923
Income tax expense	6,448	4,245

Net earnings	$10,326	$6,678

Net earnings per Class A and Class B common share-basic	$0.20	$0.12

Weighted average shares of common stock-basic	51,000	56,990

Net earnings per Class A and Class B common share-diluted	$0.19	$0.11

Weighted average shares of common stock-diluted	54,490	60,130

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Stock	Total

	(In thousands)
	(Unaudited)
Balance at January 29, 2005	24,189	$24	29,902	$30	$500,769	$567	$91,621	$(50,000)	$543,011
Comprehensive income:
Net earnings for the 13 weeks ended April 30, 2005	—	—	—	—	—	—	10,326	—
Foreign currency translation	—	—	—	—	—	(101)	—	—
Total comprehensive income									10,225
Exercise of employee stock options (including tax benefit of $1,426)	506	1	—	—	9,200	—	—	—	9,201

Balance at April 30, 2005	24,695	$25	29,902	$30	$509,969	$466	$101,947	$(50,000)	$562,437

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks	13 Weeks
	Ended	Ended
	April 30,	May 1,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$10,326	$6,678
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	10,265	8,299
Amortization of loan cost	57	78
Tax benefit realized from exercise of stock options by employees	1,426	1,603
Deferred taxes	(60)	(106)
Loss on disposal of property and equipment	293	134
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	812	54
Increase in liability to landlords for tenant allowances, net	166	283
Minority interest	—	(96)
Changes in operating assets and liabilities, net
Receivables, net	(324)	3,423
Merchandise inventories	(38,826)	28,808
Prepaid expenses and other current assets	205	971
Prepaid taxes	3,053	3,457
Accounts payable, accrued liabilities and accrued income taxes payable	6,829	(71,126)

Net cash flows used in operating activities	(5,778)	(17,540)

Cash flows from investing activities:
Purchase of property and equipment	(22,812)	(24,645)
Net increase in other noncurrent assets	(617)	(41)

Net cash flows used in investing activities	(23,429)	(24,686)

Cash flows from financing activities:
Issuance of shares relating to employee stock options	7,775	4,476

Net cash flows provided by financing activities	7,775	4,476

Exchange rate effect on cash and cash equivalents	(146)	(62)

Net decrease in cash and cash equivalents	(21,578)	(37,812)
Cash and cash equivalents at beginning of period	170,992	204,905

Cash and cash equivalents at end of period	$149,414	$167,093

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
      Certain reclassifications have been made to conform the prior period data to the current period presentation.

2.	Accounting for Stock-Based Compensation
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R). However, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continue to be available, but we have not yet completed our assessment of the alternatives. FAS 123(R) will be effective for

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company beginning with the first quarter of 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or restate prior periods with the amounts on a basis consistent with pro forma amounts that have been included in their footnotes. We have not yet concluded which transition option we will select.
      The following table illustrates the effect on net earnings and net earnings per Class A and Class B common share as if the Company had applied the fair value recognition provisions of FAS 123(R) to stock-based employee compensation for the options granted under its plans:

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

	(In thousands, except
	per share data)
Net earnings, as reported	$10,326	$6,678
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,621	2,083

Pro forma net earnings	$8,705	$4,595

Net earnings per Class A and Class B common share — basic, as reported	$0.20	$0.12

Net earnings per Class A and Class B common share — basic, pro forma	$0.17	$0.08

Net earnings per Class A and Class B common share — diluted, as reported	$0.19	$0.11

Net earnings per Class A and Class B common share — diluted, pro forma	$0.16	$0.08

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

3.	Computation of Net Earnings Per Common Share
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the two classes of common stock are the same. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

	(in thousands, except
	per share data)
Net earnings	$10,326	$6,678

Weighted average common shares outstanding:
Class A	21,098	20,981
Class B	29,902	36,009

Weighted average common shares outstanding	51,000	56,990
Dilutive effect of options and warrants on Class A common stock	3,490	3,140

Common shares and dilutive potential common shares	54,490	60,130
Net earnings per Class A and Class B common share:
Basic	$0.20	$0.12

Diluted	$0.19	$0.11

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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Significant Products
      The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	April 30, 2005		May 1, 2004

		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$73.9	15.6%	$37.0	10.0%
New video game software	183.6	38.7%	145.0	39.0%
Used video game products	135.3	28.5%	116.2	31.3%
Other	81.9	17.2%	73.5	19.7%

Total	$474.7	100.0%	$371.7	100.0%

      The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	April 30, 2005		May 1, 2004

		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$2.3	3.1%	$1.2	3.4%
New video game software	33.6	18.3%	26.3	18.2%
Used video game products	62.7	46.3%	53.1	45.7%
Other	27.4	33.4%	24.0	32.6%

Total	$126.0	26.5%	$104.6	28.1%

10.     Supplemental Cash Flow Information

	13 Weeks	13 Weeks
	Ended	Ended
	April 30,	May 1,
	2005	2004

Cash paid during the period for:
Interest	$70	$70

Income taxes	539	340

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on September 2, 2005 (the “Form 10-K/A”), including the factors disclosed under “Business — Risk Factors”.
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
Results of Operations
      The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended

	April 30,	May 1,
	2005	2004

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	73.5	71.9

Gross profit	26.5	28.1
Selling, general and administrative expenses	20.8	23.0
Depreciation and amortization	2.1	2.2

Operating earnings	3.6	2.9
Interest expense, net	0.1	0.0

Earnings before income tax expense	3.5	2.9
Income tax expense	1.3	1.1

Net earnings	2.2%	1.8%

      The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended April 30, 2005 and May 1, 2004 these purchasing, receiving and distribution costs amounted to $2.2 million and $2.1 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended April 30, 2005 and May 1, 2004 these processing fees amounted to $3.0 million and $2.2 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.2% for the 13 weeks ended April 30, 2005. The effect of these classifications on the 13 weeks ended May 1, 2004 was not material.
      The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	April 30, 2005		May 1, 2004

		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$73.9	15.6%	$37.0	10.0%
New video game software	183.6	38.7%	145.0	39.0%
Used video game products	135.3	28.5%	116.2	31.3%
Other	81.9	17.2%	73.5	19.7%

Total	$474.7	100.0%	$371.7	100.0%

      The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	April 30, 2005		May 1, 2004

		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$2.3	3.1%	$1.2	3.4%
New video game software	33.6	18.3%	26.3	18.2%
Used video game products	62.7	46.3%	53.1	45.7%
Other	27.4	33.4%	24.0	32.6%

Total	$126.0	26.5%	$104.6	28.1%

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
      The strength of the Sony PSP launch led to an increase in new video game hardware sales of $36.9 million, or 99.7%, from the 13 weeks ended May 1, 2004 to the 13 weeks ended April 30, 2005. New hardware sales increased as a percentage of sales from 10.0% in the 13 weeks ended May 1, 2004 to 15.6% in the 13 weeks ended April 30, 2005. The success of the Sony PSP launch also contributed to an increase in new video game software sales of $38.6 million, or 26.6%, from the 13 weeks ended May 1, 2004 to the 13 weeks ended April 30, 2005. Used video game products continued to show strong growth, with an increase in sales of $19.1 million, or 16.4%, from the 13 weeks ended May 1, 2004 to the 13 weeks ended April 30, 2005. Sales of other product categories, including PC entertainment and other software and accessories, magazines and character — related merchandise, grew 11.4%, or $8.4 million, from the 13 weeks ended May 1, 2004 to the 13 weeks ended April 30, 2005, due to the sale of accessories to accompany the Sony PSP. The growth in hardware sales impacted the sales of new video game software, used video game products and other products as a percentage of sales.
      Cost of sales increased by $81.6 million, or 30.6%, from $267.1 million in the 13 weeks ended May 1, 2004 to $348.7 million in the 13 weeks ended April 30, 2005 as a result of the changes in gross profit discussed below.
      Gross profit increased by $21.4 million, or 20.6%, from $104.6 million in the 13 weeks ended May 1, 2004 to $126.0 million in the 13 weeks ended April 30, 2005. Gross profit as a percentage of sales decreased from 28.1% in the 13 weeks ended May 1, 2004 to 26.5% in the 13 weeks ended April 30, 2005. This increase was primarily the result of the shift in sales mix from higher margin used video game products and other products to lower margin video game hardware caused by the sales of the Sony PSP hardware units. Gross profit as a percentage of sales on new hardware, new software and other products remained comparable between periods. Gross profit as a percentage of sales on used video game products increased from 45.7% in the 13 weeks ended May 1, 2004 to 46.3% in the 13 weeks ended April 30, 2005 due to increased efforts to monitor margin rates.
      The Company expects gross profit as a percentage of sales to remain lower than in the previous fiscal year through the anticipated launch of Microsoft’s Xbox 360 hardware platform which management anticipates later in fiscal 2005.
      Selling, general and administrative expenses increased by $13.4 million, or 15.7%, from $85.6 million in the 13 weeks ended May 1, 2004 to $99.0 million in the 13 weeks ended April 30, 2005. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 23.0% in the 13 weeks ended May 1, 2004 to 20.8% in the 13 weeks ended April 30, 2005. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to expense control measures instituted in the 13 weeks ended April 30, 2005 and due to the provision for the proposed California labor litigation settlement in the 13 weeks ended May 1, 2004, which was 0.7% of sales.
      Depreciation and amortization expense increased from $8.3 million for the 13 weeks ended May 1, 2004 to $10.2 million in the 13 weeks ended April 30, 2005. This increase of $1.9 million was due to capital expenditures for new stores and management information systems. Depreciation and amortization expense is expected to increase from fiscal 2004 to fiscal 2005 (the 52 weeks ending January 28, 2006) due to continued capital expenditures for new stores and management information systems and due to the commencement of full operations in the Company’s new corporate headquarters and distribution facility.
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
Date: September 2, 2005

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