Form 10-Q
period 2005-07-30
GAMESTOP CORP
filed 2005-09-07
CIK 1157644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NO. 1-31228
GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	75-2951347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway, Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)
Registrant’s telephone number, including area code:
(817) 424-2000
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Number of shares of $.001 par value Class A Common Stock outstanding as of August 30, 2005: 21,949,509
      Number of shares of $.001 par value Class B Common Stock outstanding as of August 30, 2005: 29,901,662

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30,	July 31,	January 29,
	2005	2004	2005

	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$98,954	$159,748	$170,992
Receivables, net	9,418	6,547	9,812
Merchandise inventories	257,396	184,059	216,296
Prepaid expenses and other current assets	24,302	14,628	18,400
Prepaid taxes	12,534	11,968	3,053
Deferred taxes	5,435	7,661	5,435

Total current assets	408,039	384,611	423,988

Property and equipment:
Land	2,000	2,000	2,000
Buildings and leasehold improvements	120,145	84,710	106,428
Fixtures and equipment	210,942	154,557	184,536

	333,087	241,267	292,964
Less accumulated depreciation and amortization	144,353	104,102	124,565

Net property and equipment	188,734	137,165	168,399

Goodwill, net	320,888	320,888	320,888
Other noncurrent assets	3,011	1,698	1,708

Total other assets	323,899	322,586	322,596

Total assets	$920,672	$844,362	$914,983

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$166,070	$130,361	$206,739
Accrued liabilities	103,706	89,965	94,983
Note payable, current portion	12,173	—	12,173

Total current liabilities	281,949	220,326	313,895

Deferred taxes	19,898	17,629	20,257
Note payable, long-term portion	24,347	—	24,347
Other long-term liabilities	15,503	6,973	13,473

Total long-term liabilities	59,748	24,602	58,077

Total liabilities	341,697	244,928	371,972

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 25,163, 23,483 and 24,189 shares issued, respectively	25	23	24
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902, 36,009 and 29,902 shares issued and outstanding, respectively	30	36	30
Additional paid-in-capital	519,113	516,813	500,769
Accumulated other comprehensive income (loss)	(43)	125	567
Retained earnings	109,850	132,437	91,621
Treasury stock, at cost, 3,263 shares	(50,000)	(50,000)	(50,000)

Total stockholders’ equity	578,975	599,434	543,011

Total liabilities and stockholders’ equity	$920,672	$844,362	$914,983

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Sales	$415,930	$345,593	$890,657	$717,329
Cost of sales	287,775	239,307	636,465	506,401

Gross profit	128,155	106,286	254,192	210,928
Selling, general and administrative expenses	104,311	84,933	203,297	170,555
Depreciation and amortization	10,654	8,808	20,848	17,058

Operating earnings	13,190	12,545	30,047	23,315
Interest income	(505)	(392)	(1,082)	(719)
Interest expense	649	198	1,309	372

Earnings before income tax expense	13,046	12,739	29,820	23,662
Income tax expense	5,143	5,067	11,591	9,312

Net earnings	$7,903	$7,672	$18,229	$14,350

Net earnings per Class A and Class B common share-basic	$0.15	$0.14	$0.36	$0.25

Weighted average shares of common stock-basic	51,646	56,620	51,323	56,805

Net earnings per Class A and Class B common share-diluted	$0.14	$0.13	$0.33	$0.24

Weighted average shares of common stock-diluted	56,508	59,533	55,499	59,832

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid-In	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income (Loss)	Earnings	Stock	Total

	(In thousands)
	(Unaudited)
Balance at January 29, 2005	24,189	$24	29,902	$30	$500,769	$567	$91,621	$(50,000)	$543,011
Comprehensive income:
Net earnings for the 26 weeks ended July 30, 2005	—	—	—	—	—	—	18,229	—
Foreign currency translation	—	—	—	—	—	(610)	—	—
Total comprehensive income									17,619
Exercise of employee stock options (including tax benefit of $4,228)	974	1	—	—	18,344	—	—	—	18,345

Balance at July 30, 2005	25,163	$25	29,902	$30	$519,113	$(43)	$109,850	$(50,000)	$578,975

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks	26 Weeks
	Ended	Ended
	July 30,	July 31,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$18,229	$14,350
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	20,990	17,152
Amortization of loan cost	95	177
Tax benefit realized from exercise of stock options by employees	4,228	1,652
Deferred taxes	(359)	(102)
Loss on disposal of property and equipment	395	106
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	1,574	104
Increase in liability to landlords for tenant allowances, net	456	389
Minority interest	—	(96)
Changes in operating assets and liabilities, net
Receivables, net	394	2,975
Merchandise inventories	(41,100)	39,353
Prepaid expenses and other current assets	(5,902)	(275)
Prepaid taxes	(9,481)	799
Accounts payable, accrued liabilities and accrued income taxes payable	(31,944)	(63,391)

Net cash flows provided by (used in) operating activities	(42,425)	13,193

Cash flows from investing activities:
Purchase of property and equipment	(42,044)	(47,233)
Net increase in other noncurrent assets	(1,397)	(622)

Net cash flows used in investing activities	(43,441)	(47,855)

Cash flows from financing activities:
Issuance of shares relating to employee stock options	14,117	4,564
Purchase of treasury shares through repurchase program	—	(14,994)

Net cash flows provided by (used in) financing activities	14,117	(10,430)

Exchange rate effect on cash and cash equivalents	(289)	(65)

Net decrease in cash and cash equivalents	(72,038)	(45,157)
Cash and cash equivalents at beginning of period	170,992	204,905

Cash and cash equivalents at end of period	$98,954	$159,748

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
      The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K/ A for the 52 weeks ended January 29, 2005 as filed with the Securities and Exchange Commission on September 2, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.
      On April 18, 2005, the Company and Electronics Boutique Holdings Corp. (“Electronics Boutique”) announced that they entered into a merger agreement whereby separate subsidiaries of a newly formed holding company named GSC Holdings Corp. (“Holdco”) will be merged with and into the Company and Electronics Boutique, respectively, and the Company and Electronics Boutique will become wholly-owned subsidiaries of Holdco. In the proposed mergers, Electronics Boutique common stockholders will have the right to receive $38.15 in cash and .78795 of a share of Holdco Class A common stock for each share of Electronics Boutique common stock that they own. In addition, GameStop stockholders will receive one share of Holdco Class A common stock for each share of GameStop Class A common stock that they own and one share of Holdco Class B common stock for each share of GameStop Class B common stock that they own. The merger is subject to stockholder approval, which management believes may occur in the third quarter of fiscal 2005.
      Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 30, 2005 are not indicative of the results to be expected for the 52 weeks ending January 28, 2006.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table illustrates the effect on net earnings and net earnings per Class A and Class B common share as if the Company had applied the fair value recognition provisions of FAS 123(R) to stock-based employee compensation for the options granted under its plans:

	13 Weeks Ended		26 Weeks Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	(In thousands, except per share data)
Net earnings, as reported	$7,903	$7,672	$18,229	$14,350
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,751	2,458	3,371	4,541

Pro forma net earnings	$6,152	$5,214	$14,858	$9,809

Net earnings per Class A and Class B common share — basic, as reported	$0.15	$0.14	$0.36	$0.25

Net earnings per Class A and Class B common share — basic, pro forma	$0.12	$0.09	$0.29	$0.17

Net earnings per Class A and Class B common share — diluted, as reported	$0.14	$0.13	$0.33	$0.24

Net earnings per Class A and Class B common share — diluted, pro forma	$0.11	$0.09	$0.27	$0.16

      The weighted-average fair value of the options granted during the 13 weeks ended July 31, 2004 was estimated at $6.38 and the weighted-average fair values of the options granted during 26 weeks ended July 30, 2005 and July 31, 2004 were estimated at $8.47 and $7.86, respectively, using the Black-Scholes option pricing model with the following assumptions:

		26 Weeks Ended
	13 Weeks Ended
	July 31,	July 30,	July 31,
	2004	2005	2004

Volatility	58.1%	57.5%	60.1%
Risk-free interest rate	4.1%	4.0%	3.3%
Expected life (years)	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%
      There were no options granted during the 13 weeks ended July 30, 2005.

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

	13 Weeks Ended		26 Weeks Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	(In thousands, except per share data)
Net earnings	$7,903	$7,672	$18,229	$14,350

Weighted average common shares outstanding:
Class A	21,744	20,611	21,421	20,796
Class B	29,902	36,009	29,902	36,009

Weighted average common shares outstanding	51,646	56,620	51,323	56,805
Dilutive effect of options and warrants on Class A common stock	4,862	2,913	4,176	3,027

Common shares and dilutive potential common shares	56,508	59,533	55,499	59,832

Net earnings per Class A and Class B common share:
Basic	$0.15	$0.14	$0.36	$0.25

Diluted	$0.14	$0.13	$0.33	$0.24

      The following table contains information on options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

Anti-
	Dilutive	Range of
	Shares	Exercise Prices	Expiration Dates

(In thousands, except per share data)
13 Weeks Ended July 30, 2005	—	—	—
13 Weeks Ended July 31, 2004	5,142	$16.48-$21.25	Through 2014

4.	Debt
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In October 2004, the Company issued a promissory note in favor of Barnes & Noble, Inc. (“Barnes & Noble”) in the principal amount of $74,020 in connection with the repurchase of Class B common shares held by Barnes & Noble. A payment of $37,500 was made on January 15, 2005, as required by the promissory note, which also requires payments of $12,173 due on each of October 1, 2005, October 1, 2006 and October 1, 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

5.	Comprehensive Income
      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		26 Weeks Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	(In thousands)
Net earnings	$7,903	$7,672	$18,229	$14,350
Other comprehensive income (loss):
Foreign currency translation adjustments	(509)	6	(610)	(171)

Total comprehensive income	$7,394	$7,678	$17,619	$14,179

6.	Income Taxes
      The tax provisions for the 13 weeks and 26 weeks ended July 30, 2005 and July 31, 2004 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions
      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of the Company until November 2004. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $186 and $181 for the 13 weeks ended July 30, 2005 and July 31, 2004, respectively, and $394 and $381 for the 26 weeks ended July 30, 2005 and July 31, 2004, respectively.
      Until June 2005, the Company participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to the Company based upon the Company’s total payroll expense, property and equipment, and insurance claim history. Management deemed the allocation methodology to be reasonable. These charges amounted to $403 and $650 for the 13 weeks ended July 30, 2005 and July 31, 2004, respectively, and $1,237 and $1,320 for the 26 weeks ended July 30, 2005 and July 31, 2004, respectively. Although the Company has secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against the Company will be allocated to the Company.
      In October 2004, the Board of Directors authorized a repurchase of the Company’s Class B common stock held by Barnes & Noble. The Company repurchased 6,107 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of the Company’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. The Company paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which is payable in installments over the next three years and bears interest at 5.5% per annum, payable when principal

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
installments are due. The Company made a scheduled principal payment of $37,500 on the promissory note in January 2005. Interest expense on the promissory note for the 13 weeks and 26 weeks ended July 30, 2005 totaled $508 and $1,015, respectively.
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
      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Moreira was seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which defined the class of current and former salaried retail managers and resulted in a cost to the Company of approximately $2,750. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. On January 28, 2005, the court granted approval of the settlement and settlement payments have been made. A final judgement has been entered by the court and the settlement process is complete.
      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against the Company in U.S. District Court, Western District of Louisiana, Lafayette/ Opelousas Division, alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz was seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. In July 2005, Kurtz filed a voluntary dismissal of his complaint which the court approved. The matter has now been dismissed. The dismissal is with prejudice as to Kurtz’s individual claims.
      On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages of $600,000 under the Alabama wrongful death statute and punitive damages. GameStop and the other defendants intend to vigorously defend this action and have filed a motion to dismiss the case on various grounds. The case was stayed, pending the criminal trial of Mr. Moore, who the jury subsequently found guilty of capital murder. He was sentenced to death in August 2005. The court has indicated it would like to proceed with hearing the motion to dismiss. No date for that hearing is set.
      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Significant Product Information
      GameStop is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) for the periods indicated for these products in the product categories which the Company considers to be significant:

	13 Weeks Ended				26 Weeks Ended

	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004

		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$51.6	12.4%	$36.2	10.5%	$125.7	14.1%	$73.2	10.2%
New video game software	139.8	33.6%	122.1	35.3%	323.3	36.3%	267.2	37.2%
Used video game products	153.2	36.8%	124.6	36.1%	288.6	32.4%	240.7	33.6%
Other	71.3	17.2%	62.7	18.1%	153.1	17.2%	136.2	19.0%

Total	$415.9	100.0%	$345.6	100.0%	$890.7	100.0%	$717.3	100.0%

      Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.
      The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended

	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004

		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent

Sales:
New video game hardware	$2.5	4.8%	$2.0	5.5%	$4.8	3.8%	$3.3	4.5%
New video game software	28.9	20.7%	25.3	20.7%	62.6	19.4%	51.6	19.3%
Used video game products	70.8	46.2%	56.4	45.2%	133.5	46.3%	109.4	45.5%
Other	26.0	36.5%	22.6	36.1%	53.3	34.8%	46.6	34.2%

Total	$128.2	30.8%	$106.3	30.8%	$254.2	28.5%	$210.9	29.4%

10.	Supplemental Cash Flow Information

	26 Weeks	26 Weeks
	Ended	Ended
	July 30,	July 31,
	2005	2004

Cash paid during the period for:
Interest	$140	$111

Income taxes	17,036	8,035

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in the Company’s Annual Report on Form 10-K/ A for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on September 2, 2005 (the “Form 10-K/ A”), including the factors disclosed under “Business — Risk Factors”.
General
      We are one of the largest retailers of video game products and PC entertainment software in the United States. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of July 30, 2005, we operated 1,980 stores, in 50 states, the District of Columbia, Ireland, the United Kingdom, Puerto Rico and Guam, primarily under the name GameStop. We also operate an electronic commerce web site under the name gamestop.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States.
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
      On April 18, 2005, the Company and Electronics Boutique announced that they entered into a merger agreement whereby separate subsidiaries of a newly formed holding company named GSC Holdings Corp. (“Holdco”) will be merged with and into the Company and Electronics Boutique, respectively, and the Company and Electronics Boutique will become wholly-owned subsidiaries of Holdco. In the proposed mergers, Electronics Boutique common stockholders will have the right to receive $38.15 in cash and .78795 of a share of Holdco Class A common stock for each share of Electronics Boutique common stock that they own. In addition, GameStop stockholders will receive one share of Holdco Class A common stock for each share of GameStop Class A common stock that they own and one share of Holdco Class B common stock for each share of GameStop Class B common stock that they own. The merger is subject to stockholder approval, which management believes may occur in the third quarter of fiscal 2005. The discussions included in this Form 10-Q do not contemplate any impact of the proposed merger or possible future results of the combined company.
Critical Accounting Policies
      Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K/ A in Note 1 of “Notes to the Consolidated Financial Statements.”
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
Results of Operations
      The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.2	69.2	71.5	70.6

Gross profit	30.8	30.8	28.5	29.4
Selling, general and administrative expenses	25.1	24.6	22.8	23.7
Depreciation and amortization	2.5	2.6	2.3	2.4

Operating earnings	3.2	3.6	3.4	3.3
Interest income, net	0.1	(0.1)	0.1	0.0

Earnings before income tax expense	3.1	3.7	3.3	3.3
Income tax expense	1.2	1.5	1.3	1.3

Net earnings	1.9%	2.2%	2.0%	2.0%

      The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended July 30, 2005 and July 31, 2004 these purchasing, receiving and distribution costs amounted to $2.2 million and $2.2 million, respectively. For the 26 weeks ended July 30, 2005 and July 31, 2004 these purchasing, receiving and distribution costs amounted to $4.4 million and $4.4 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended July 30, 2005 and July 31, 2004 these processing fees amounted to $2.7 million and $2.1 million, respectively. For the 26 weeks ended July 30, 2005 and July 31, 2004 these processing fees amounted to $5.7 million and $4.3 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.1% and 0.1% for the 13 weeks ended July 30, 2005 and the 26 weeks ended July 30, 2005, respectively. The effect of these classifications on the 13 week period and 26 week period ended July 31, 2004 was not material.
      The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended

	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004

		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$51.6	12.4%	$36.2	10.5%	$125.7	14.1%	$73.2	10.2%
New video game software	139.8	33.6%	122.1	35.3%	323.3	36.3%	267.2	37.2%
Used video game products	153.2	36.8%	124.6	36.1%	288.6	32.4%	240.7	33.6%
Other	71.3	17.2%	62.7	18.1%	153.1	17.2%	136.2	19.0%

Total	$415.9	100.0%	$345.6	100.0%	$890.7	100.0%	$717.3	100.0%

      Other products include PC entertainment and other software and accessories, magazines and character–related merchandise.
      The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended

	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004

		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent

Sales:
New video game hardware	$2.5	4.8%	$2.0	5.5%	$4.8	3.8%	$3.3	4.5%
New video game software	28.9	20.7%	25.3	20.7%	62.6	19.4%	51.6	19.3%
Used video game products	70.8	46.2%	56.4	45.2%	133.5	46.3%	109.4	45.5%
Other	26.0	36.5%	22.6	36.1%	53.3	34.8%	46.6	34.2%

Total	$128.2	30.8%	$106.3	30.8%	$254.2	28.5%	$210.9	29.4%

13 weeks ended July 30, 2005 compared with the 13 weeks ended July 31, 2004
      Sales increased by $70.3 million, or 20.3%, from $345.6 million in the 13 weeks ended July 31, 2004 to $415.9 million in the 13 weeks ended July 30, 2005. The increase in sales was attributable to approximately $47.7 million in additional, non-comparable store sales from the 406 stores opened since May 2, 2004 and approximately $22.6 million in sales resulting from an increase of 6.2% in comparable store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase for the second quarter of fiscal 2005 was due to strong video game hardware sales fueled by the successful launch of the Sony PSP in March 2005 and by in-stock positions on other hardware platforms.

      The strength of the Sony PSP launch and in-stock positions on other hardware platforms led to an increase in new video game hardware sales of $15.4 million, or 42.5%, from the 13 weeks ended July 31, 2004 to the 13 weeks ended July 30, 2005. New hardware sales increased as a percentage of sales from 10.5% in the 13 weeks ended July 31, 2004 to 12.4% in the 13 weeks ended July 30, 2005. New stores led to an increase in new video game software sales of $17.7 million, or 14.5%, from the 13 weeks ended July 31, 2004 to the 13 weeks ended July 30, 2005. Used video game products also grew because of the increase in store count, with an increase in sales of $28.6 million, or 22.9%, from the 13 weeks ended July 31, 2004 to the 13 weeks ended July 30, 2005. Sales of other product categories grew 13.7%, or $8.6 million, from the 13 weeks ended July 31, 2004 to the 13 weeks ended July 30, 2005, due to the sale of accessories to accompany the Sony PSP. While sales of used video game products as a percentage of sales increased slightly, the growth in hardware sales impacted the sales of new video game software and other products as a percentage of sales.
      Cost of sales increased by $48.5 million, or 20.3%, from $239.3 million in the 13 weeks ended July 31, 2004 to $287.8 million in the 13 weeks ended July 30, 2005 as a result of the changes in gross profit discussed below.
      Gross profit increased by $21.9 million, or 20.6%, from $106.3 million in the 13 weeks ended July 31, 2004 to $128.2 million in the 13 weeks ended July 30, 2005. Gross profit as a percentage of sales remained comparable at 30.8% from the 13 weeks ended July 31, 2004 to the 13 weeks ended July 30, 2005. The gross profit percentage decrease caused by the shift from higher margin new video games and other products to lower margin video game hardware caused by the sales of the Sony PSP hardware units was offset by improved margins on used video game products. The high mix of Sony PSP hardware as a percentage of total hardware sales led to a decline in gross profit as a percentage of hardware sales as the Sony PSP yields a lower margin than older hardware platforms. Gross profit as a percentage of sales on used video game products increased from 45.2% in the 13 weeks ended July 31, 2004 to 46.2% in the 13 weeks ended July 30, 2005 due to increased efforts to monitor margin rates. Gross profit as a percentage of sales on new software and other products remained comparable between periods.
      The Company expects gross profit as a percentage of sales in the fourth quarter of fiscal 2005 to be lower than in the previous fiscal year because of the anticipated launch of Microsoft’s Xbox 360 hardware platform.
      Selling, general and administrative expenses increased by $19.4 million, or 22.8%, from $84.9 million in the 13 weeks ended July 31, 2004 to $104.3 million in the 13 weeks ended July 30, 2005. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 24.6% in the 13 weeks ended July 31, 2004 to 25.1% in the 13 weeks ended July 30, 2005. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses and due to duplicate costs incurred during the transition from our old corporate headquarters and distribution center to our new facilities.
      Depreciation and amortization expense increased from $8.8 million for the 13 weeks ended July 31, 2004 to $10.7 million in the 13 weeks ended July 30, 2005. This increase of $1.9 million was due to capital expenditures for new stores and management information systems. Depreciation and amortization expense is expected to increase from fiscal 2004 to fiscal 2005 (the 52 weeks ending January 28, 2006) due to continued capital expenditures for new stores and management information systems and due to the commencement of full operations in the Company’s new corporate headquarters and distribution facility.
      Interest income resulting from the investment of excess cash balances increased from $0.4 million in the 13 weeks ended July 31, 2004 to $0.5 million in the 13 weeks ended July 30, 2005 due to an increase in the average yield on the investments. Interest expense increased from $0.2 million in the 13 weeks ended July 31, 2004 to $0.6 million in the 13 weeks ended July 30, 2005 primarily due to the interest incurred on the note payable to Barnes & Noble in connection with the repurchase of the Company’s Class B common stock. Interest expense on this note payable is expected to be approximately $2.0 million in fiscal 2005.

      Tax expense for the 13 weeks ended July 31, 2004 and the 13 weeks ended July 30, 2005 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2004 to fiscal 2005 due to corporate restructuring. Income tax expense increased from $5.0 million for the 13 weeks ended July 31, 2004 to $5.1 million in the 13 weeks ended July 30, 2005.
      The factors described above led to an increase in operating earnings of $0.7 million, or 5.6%, from $12.5 million in the 13 weeks ended July 31, 2004 to $13.2 million in the 13 weeks ended July 30, 2005, and an increase in net earnings of $0.2 million, or 2.6%, from $7.7 million in the 13 weeks ended July 31, 2004 to $7.9 million in the 13 weeks ended July 30, 2005.

26 weeks ended July 30, 2005 compared with the 26 weeks ended July 31, 2004
      Sales increased by $173.4 million, or 24.2%, from $717.3 million in the 26 weeks ended July 31, 2004 to $890.7 million in the 26 weeks ended July 30, 2005. The increase in sales was attributable to approximately $103.8 million in additional, non-comparable store sales from the 509 stores opened since January 31, 2004 and approximately $69.6 million in sales resulting from an increase of 9.2% in comparable store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase for the 26 weeks ended July 30, 2005 was due to strong video game hardware sales fueled by the successful launch of the Sony PSP and in-stock positions on other hardware platforms.
      The strength of the Sony PSP launch led to an increase in new video game hardware sales of $52.5 million, or 71.7%, from the 26 weeks ended July 31, 2004 to the 26 weeks ended July 30, 2005. New hardware sales increased as a percentage of sales from 10.2% in the 26 weeks ended July 31, 2004 to 14.1% in the 26 weeks ended July 30, 2005. In addition to the Sony PSP launch, a strong lineup of new titles led to an increase in new video game software sales of $56.1 million, or 21.0%, from the 26 weeks ended July 31, 2004 to the 26 weeks ended July 30, 2005. Used video game products continued to show strong growth due to the increase in store count, with an increase in sales of $47.9 million, or 19.9%, from the 26 weeks ended July 31, 2004 to the 26 weeks ended July 30, 2005. Sales of other product categories grew 12.4%, or $16.9 million, from the 26 weeks ended July 31, 2004 to the 26 weeks ended July 30, 2005, due to the sale of accessories to accompany the Sony PSP. The growth in hardware sales impacted the sales of new video game software, used video game products and other products as a percentage of sales.
      Cost of sales increased by $130.1 million, or 25.7%, from $506.4 million in the 26 weeks ended July 31, 2004 to $636.5 million in the 26 weeks ended July 30, 2005 as a result of the changes in gross profit discussed below.
      Gross profit increased by $43.3 million, or 20.5%, from $210.9 million in the 26 weeks ended July 31, 2004 to $254.2 million in the 26 weeks ended July 30, 2005. Gross profit as a percentage of sales decreased from 29.4% in the 26 weeks ended July 31, 2004 to 28.5% in the 26 weeks ended July 30, 2005. This decrease was primarily the result of the shift in sales mix from higher margin software, used video game products and other products to lower margin video game hardware caused by the sales of the Sony PSP hardware units. The high mix of Sony PSP hardware as a percentage of total hardware sales led to a decline in the gross profit as a percentage of hardware sales as the Sony PSP yields a lower margin than older hardware platforms. Gross profit as a percentage of sales on used video game products increased from 45.5% in the 26 weeks ended July 31, 2004 to 46.3% in the 26 weeks ended July 30, 2005 due to increased efforts to monitor margin rates. Gross profit as a percentage of sales on new software and other products remained comparable between periods.
      Selling, general and administrative expenses increased by $32.7 million, or 19.2%, from $170.6 million in the 26 weeks ended July 31, 2004 to $203.3 million in the 26 weeks ended July 30, 2005. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 23.7% in the 26 weeks ended July 31, 2004 to 22.8% in the 26 weeks ended July 30, 2005. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to expense control measures instituted in the 26 weeks ended July 30, 2005, the leveraging of expenses against the strong sales in the thirteen weeks ended April 30, 2005 and due to the provision for the California labor litigation settlement in the 26 weeks ended July 31, 2004 which was 0.4% of sales.
      Depreciation and amortization expense increased from $17.1 million for the 26 weeks ended July 31, 2004 to $20.8 million in the 26 weeks ended July 30, 2005. This increase of $3.7 million was due to capital expenditures for new stores and management information systems.
      Interest income resulting from the investment of excess cash balances increased from $0.7 million in the 26 weeks ended July 31, 2004 to $1.1 million in the 26 weeks ended July 30, 2005 due to an increase in the average yield on the investments. Interest expense increased from $0.4 million in the 26 weeks ended July 31, 2004 to $1.3 million in the 26 weeks ended July 30, 2005 primarily due to the interest incurred on the note payable to Barnes & Noble in connection with the repurchase of the Company’s Class B common stock.
      Tax expense for the 26 weeks ended July 31, 2004 and the 26 weeks ended July 30, 2005 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2004 to fiscal 2005 due to corporate restructuring. Income tax expense increased from $9.3 million for the 26 weeks ended July 31, 2004 to $11.6 million in the 26 weeks ended July 30, 2005.
      The factors described above led to an increase in operating earnings of $6.7 million, or 28.8%, from $23.3 million in the 26 weeks ended July 31, 2004 to $30.0 million in the 26 weeks ended July 30, 2005, and an increase in net earnings of $3.8 million, or 26.4%, from $14.4 million in the 26 weeks ended July 31, 2004 to $18.2 million in the 26 weeks ended July 30, 2005.
Seasonality
      The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.
Liquidity and Capital Resources
      During the 26 weeks ended July 30, 2005, cash used in operations was $42.4 million, compared to cash provided by operations of $13.2 million during the 26 weeks ended July 31, 2004. In the 26 weeks ended July 30, 2005, cash used in operations was primarily due to an increase in merchandise inventories of $41.1 million, a decrease in accounts payable and accrued liabilities of $31.9 million and an increase in prepaid taxes of $9.5 million, which were offset by net income of $18.2 million and depreciation and amortization of $21.0 million. In the 26 weeks ended July 31, 2004, cash provided by operations was primarily due to a decrease in merchandise inventories of $39.4 million, net income of $14.4 million, depreciation and amortization of $17.2 million and a decrease in receivables of $3.0 million, which were offset by a decrease in accounts payable and accrued liabilities of $63.3 million. The decrease in accounts payable and accrued liabilities in the 26 weeks ended July 31, 2004 was typical as payments are made for purchases of merchandise inventories which took place in the fourth quarter of the previous fiscal year. The decrease in accounts payable and accrued liabilities in the 26 weeks ended July 30, 2005 was largely due to payments made for purchases of merchandise inventories during the 13 weeks ended April 30, 2005 relating to the Sony PSP launch. The increase in merchandise inventories during the 26 weeks ended July 30, 2005 was due to the replenishment of hardware levels that were depleted in the fourth quarter of the previous year and the launch of the PSP.
      Cash used in investing activities was $43.4 million and $47.9 million during the 26 weeks ended July 30, 2005 and July 31, 2004, respectively. During the 26 weeks ended July 30, 2005, approximately $8.3 million of our capital expenditures was used to equip and improve our new corporate headquarters and distribution center facility in Grapevine, Texas, and the remaining $33.7 million was used to open new stores, remodel existing stores and invest in information systems. All corporate headquarters functions have been relocated to our new corporate headquarters and we expect that the distribution functions will be relocated during the third quarter of fiscal 2005. During the 26 weeks ended July 31, 2004, our capital expenditures included approximately $14.5 million to acquire our new corporate headquarters and distribution center facility. The remaining $32.7 million in capital expenditures was used to open new stores, remodel existing stores and invest in information systems.

      Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 180 stores in the 26 weeks ended July 31, 2004 compared to 171 stores in the 26 weeks ended July 30, 2005 and expect to open between 320 and 335 stores in fiscal 2005. Projected capital expenditures for fiscal 2005 are approximately $81.0 million, to be used primarily to fund new store openings, improve and equip our new headquarters and distribution center and invest in distribution and information systems.
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
      In October 2004, the Board of Directors authorized a repurchase of the Company’s Class B common stock held by Barnes & Noble. The Company repurchased 6,107,000 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. The Company paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million. A scheduled payment of $37.5 million was made on January 15, 2005. The note also requires three payments of $12.2 million each due on October 1, 2005, October 1, 2006 and October 1, 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due. The repurchased shares were immediately retired.
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
Disclosure Regarding Forward-looking Statements
      This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to successfully and efficiently transfer our headquarters and distribution center to our new facility; and

•	other factors described in the Form 10-K/ A, including those set forth under the caption “Business — Risk Factors.”

      In addition, our proposed merger with Electronics Boutique is contingent upon certain conditions, including the approvals of GameStop’s and Electronics Boutique’s stockholders.
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
      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against the Company and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Moreira was seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which defined the class of current and former salaried retail managers and resulted in a cost to the Company of approximately $2.7 million. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. On January 28, 2005, the court granted approval of the settlement and settlement payments have been made. A final judgement has been entered by the court and the settlement process is complete.
      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against the Company in U.S. District Court, Western District of Louisiana, Lafayette/ Opelousas Division, alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz was seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. In July 2005, Kurtz filed a voluntary dismissal of his complaint which the court approved. The matter has now been dismissed. The dismissal is with prejudice as to Kurtz’s individual claims.
      On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages of $600 million under the Alabama wrongful death statute and punitive damages. GameStop and the other defendants intend to vigorously defend this action and have filed a motion to dismiss the case on various grounds. The case was stayed, pending the criminal trial of Mr. Moore, who the jury subsequently found guilty of capital murder. He was sentenced to death in August 2005. The court has indicated it would like to proceed with hearing the motion to dismiss. No date for that hearing is set.
      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.
      There have been no other material developments in previously reported legal proceedings during the fiscal quarter covered by this Form 10-Q.

ITEM 6.	Exhibits
     Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp., Electronics Boutique Holdings Corp., GameStop, Inc., GSC Holdings Corp., Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(7)

3.1	Amended and Restated Certificate of Incorporation.(1)

Exhibit
Number	Description

3.2	Bylaws.(1)

3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)

4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)

4.2	Amendment to Rights Agreement, dated as of April 17, 2005, between GameStop Corp. and the Bank of New York, as Rights Agent.(7)

9.1	Voting Agreement, dated as of April 17, 2005, among Leonard Riggio, Barnes and Noble College Booksellers, Inc., The Riggio Foundation, GameStop Corp. and Electronics Boutique Holdings Corp.(7)

10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)

10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.5	Amended and Restated 2001 Incentive Plan.(6)

10.6	Supplemental Compensation Plan.(6)

10.7	Form of Option Agreement.(6)

10.8	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.9	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.10	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)

10.11	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)

10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.13	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.15	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.16	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)

10.17	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N GameStop Holding Corp. and Barnes & Noble.(5)

10.18	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)

10.19	Form of Registration Rights Agreement among EB Nevada Inc., James J. Kim and GameStop Corp.(7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson

David W. Carlson
Executive Vice President and Chief Financial
Officer (Principal Accounting and Financial Officer)
Date: September 7, 2005

GAMESTOP CORP.
EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp., Electronics Boutique Holdings Corp., GameStop, Inc., GSC Holdings Corp., Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(7)

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(1)

3.3	Certificate of Designation of Preferences and Rights of Preferred Stock, Series A of the Company.(2)

4.1	Rights Agreement, dated October 25, 2004, between the Company and The Bank of New York, as Rights Agent.(2)

4.2	Amendment to Rights Agreement, dated as of April 17, 2005, between GameStop Corp. and the Bank of New York, as Rights Agent.(7)

9.1	Voting Agreement, dated as of April 17, 2005, among Leonard Riggio, Barnes and Noble College Booksellers, Inc., The Riggio Foundation, GameStop Corp. and Electronics Boutique Holdings Corp.(7)

10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(3)

10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Corp.(1)

10.5	Amended and Restated 2001 Incentive Plan.(6)

10.6	Supplemental Compensation Plan.(6)

10.7	Form of Option Agreement.(6)

10.8	Lease, dated as of March 6, 1997, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.9	First Amendment to Lease, dated as of December 30, 1999, between RREEF Mid-Cities Industrial L.P. and Babbage’s Etc. LLC.(1)

10.10	Amended and Restated Credit Agreement, dated as of June 21, 2004.(4)

10.11	Amended and Restated Security Agreement, dated as of June 21, 2004.(4)

10.12	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop Corp. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.13	Amended and Restated Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop, Inc. and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.14	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop of Texas (GP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.15	Securities Collateral Pledge Agreement, dated as of June 21, 2004, between GameStop (LP), LLC and Fleet Retail Group, Inc., as Administrative Agent.(4)

10.16	Amended and Restated Patent and Trademark Securities Agreement, dated as of June 21, 2004.(4)

10.17	Stock Purchase Agreement, dated as of October 1, 2004, by and among the Company, B&N GameStop Holding Corp. and Barnes & Noble.(5)

10.18	Promissory Note, dated as of October 1, 2004, made by the Company in favor of B&N GameStop Holding Corp.(5)

Exhibit
Number	Description

10.19	Form of Registration Rights Agreement among EB Nevada Inc., James J. Kim and GameStop Corp.(7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 28, 2004.

(3)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(4)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2004 filed with the Securities and Exchange Commission on September 7, 2004.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(6)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.